Form 10QSB
period 1995-06-30
DAVIDSON GROWTH PLUS LP
filed 1995-08-11
CIK 795757

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-15675


                             DAVIDSON GROWTH PLUS, L.P.
          (Exact name of small business issuer as specified in its charter)


             Delaware                                            52-1462866
      (State or other jurisdiction of                          (IRS Employer
      incorporation or organization)                         Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                     DAVIDSON GROWTH PLUS, L.P.

                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995
       Assets

            Cash:

              Unrestricted                                            $1,129,867
              Restricted-tenant security deposits                        108,589

            Accounts receivable                                            6,817

            Escrows for taxes and insurance                              303,615
            Restricted escrows                                           537,548

            Other assets                                                 455,964

            Investment properties:

              Land                                    $ 4,649,770
              Buildings and related personal
                 property                              18,571,230

                                                       23,221,000

              Less accumulated depreciation            (7,267,999)    15,953,001

                                                                     $18,495,401
       Liabilities and Partners' Capital (Deficit)

       Liabilities

            Accounts payable                                         $    42,437

            Tenant security deposits                                     108,819
            Accrued taxes                                                207,003

            Other liabilities                                            193,349

            Subordinated management fee                                  156,777

            Mortgage notes payable                                    12,397,005
       Minority Interest                                                 324,996



       Partners' Capital (Deficit)
            General partner                          $   (666,401)

            Limited partners (28,371.75 units
              issued and outstanding)                   5,731,416      5,065,015


                                                                     $18,495,401

             See Accompanying Notes to Consolidated Financial Statements


      b)                     DAVIDSON GROWTH PLUS, L.P.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                           Three Months Ended             Six  Months Ended
                                                June 30,                       June 30,

                                          1995           1994           1995           1994
       Revenues:

          Rental income                $1,162,791     $1,094,499     $2,327,885     $2,202,441

          Other income                     44,323         52,712        125,565         99,842
                Total revenues          1,207,114      1,147,211      2,453,450      2,302,283

       Expenses:

          Operating                       324,848        335,219        609,697        641,841

          General and administrative       50,588         47,563         93,616         90,077
          Property management fees         60,140         57,508        120,489        114,218

          Maintenance                     155,483        102,790        273,874        214,855

          Depreciation                    176,616        167,854        350,924        332,441

          Interest                        272,834        274,247        546,414        549,399
          Property taxes                  109,469        106,324        214,178        208,451

          Subordinated partnership
             management fee                 2,788           --            9,140          2,225

                Total expenses          1,152,766      1,091,505      2,218,332      2,153,507

       Minority interest in net
          income of joint venture         (14,005)       (14,381)       (31,752)       (25,651)

       Loss on disposal of
          property                             --             --         (3,099)            --
          Net income                   $   40,343     $   41,325     $  200,267     $  123,125

       Net income allocated to
          general partners (3%)        $    1,210     $    1,240     $    6,008     $    3,694

       Net income allocated to
          limited partners (97%)           39,133         40,085        194,259        119,431

                                       $   40,343     $   41,325     $  200,267     $  123,125
       Net income per limited
          partnership unit             $     1.38     $     1.41     $     6.85     $     4.21


             See Accompanying Notes to Consolidated Financial Statements

      c)                     DAVIDSON GROWTH PLUS, L.P.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)

                                       Limited
                                     Partnership   General       Limited
                                         Units     Partners      Partners          Total



       Original capital
       contributions                    28,371.75 $   1,000    $28,375,750    $28,376,750

       Partners' capital (deficit)
       at December 31, 1994             28,371.75 $(640,843)   $ 6,557,789    $ 5,916,946
       Cash distributions for the
       six months ended June 30,
       1995                                    --   (31,566)    (1,020,632)    (1,052,198)

       Net income for the six
       months ended June 30, 1995              --     6,008        194,259        200,267

       Partners' capital (deficit)
       at June 30, 1995                 28,371.75 $(666,401)   $ 5,731,416    $ 5,065,015





             See Accompanying Notes to Consolidated Financial Statements

      d)                     DAVIDSON GROWTH PLUS, L.P.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)




                                                               Six Months Ended
                                                                   June 30,
                                                             1995             1994

       Cash flows from operating activities:

          Net income                                     $   200,267       $  123,125
          Adjustments to reconcile net income to
             net cash provided by operating activities:

             Depreciation                                    350,924          332,441

             Amortization of discounts and loan costs         48,421           44,617

             Minority interest in net income of joint
              venture                                         31,752           25,651
             Loss on disposal of property                      3,099               --

             Change in accounts:

               Restricted cash                                 2,570           (5,490)

               Accounts receivable                             1,487          274,396
               Escrows for taxes and insurance               (52,909)         (57,701)

               Accounts payable                              (17,794)         (49,667)

               Tenant security deposit liabilities             2,057            5,490

              Accrued taxes                                   28,922           58,551
               Other liabilities                             (58,490)          40,351

               Subordinated management fee                     9,140            2,225

                  Net cash provided by
                      operating activities                   549,446          793,989

       Cash flows from investing activities:
          Property improvements and replacements             (95,374)         (76,934)

          Deposits to restricted escrows                     (10,423)          (5,217)

          Receipts from restricted escrows                    10,326           34,644


                  Net cash used in
                      investing activities                   (95,471)         (47,507)



             See Accompanying Notes to Consolidated Financial Statements

                             DAVIDSON GROWTH PLUS, L.P.

                                     (Unaudited)



                                                             Six Months Ended
                                                                 June 30,
                                                              1995            1994

       Cash flows from financing activities:

          Payments on mortgage notes payable              $   (92,483)    $   (85,695)
          Distributions to partners                        (1,052,198)       (175,172)

          Distributions to minority interest                 (157,500)        (93,532)

          Loan costs                                               --            (864)

             Net cash used in financing
                  activities                               (1,302,181)       (355,263)
       Net (decrease) increase in cash                       (848,206)        391,219

       Cash at beginning of period                          1,978,073       1,328,490

       Cash at end of period                              $ 1,129,867      $1,719,709

       Supplemental disclosure of cash
          flow information:
          Cash paid for interest                          $   497,993      $  504,782



            See Accompanying Notes to Consolidated Financial Statements

      e)                     DAVIDSON GROWTH PLUS, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


      Note B - Transactions with Affiliated Parties

         Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Partnership s Managing General Partner, with certain affiliates of Insignia providing property management and asset management services to the Partnership.

         The following payments were made to Insignia and its affiliates for the six months ended June 30, 1995, and June 30, 1994:


                                                      1995           1994

       Property management fees                   $120,489          $114,218
       Data processing services                      1,319             1,000

       Marketing services                            1,847             3,142

       Reimbursement for services
          of affiliates                             77,521            67,338

                                      DAVIDSON GROWTH PLUS, L.P.

                                              (Unaudited)



      Note B - Transactions with Affiliated Parties

         The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

         Subordinated partnership management fees of $156,777 had not been paid to the Managing General Partner as of June 30, 1995. Of this amount, $9,140 relates to the six months ended June 30, 1995.

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995, and June 30, 1994:

                                                            Average
                                                            Occupancy

                                                         1995        1994

       The Fairway Apartments
          Plano, Texas                                   97%          96%
       The Village Apartments
          Brandon, Florida                               98%          96%

       Brighton Crest Apartments
          Marietta, Georgia                              95%          95%

         The Partnership had net income of $200,267 for the six months ended June 30, 1995, compared to net income of $123,125 for the six months ended June 30, 1994. The Partnership had net income of $40,343 for the three months ended June 30, 1995, compared to net income of $41,325 for the three months ended June 30, 1994. Rental income increased for the three and six months ended June 30, 1995, due to slight increases in occupancy and rental rates. The increase in other income for the six months ended June 30, 1995, was primarily due to a tax refund received in the first quarter for The Village as a result of a property value reassessment. Also, the increase was impacted by increases in interest income due to higher average cash balances during the six months ended June 30, 1995.

        The decrease in operating expenses was due to decreases in miscellaneous administrative costs such as office supplies and training and travel costs at The Fairway and Brighton Crest. The increase in maintenance expense was due to landscaping and fencing projects totalling approximately $40,000 at Brighton Crest along with some interior and exterior painting of several of the apartment units. In addition, The Fairway replaced all of the tenant mailboxes and planted several trees at a cost of approximately $20,000 during the second quarter. The loss on disposal of property related to roof replacements at The Fairway.

         As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

         The Partnership had unrestricted cash of $1,129,867 for the six months ended June 30, 1995, as compared to unrestricted cash of $1,719,709 for the corresponding period of 1994. Net cash provided by operating activities decreased due to fewer collections on accounts receivable and increased payments of other liabilities. Net cash used in investing activities increased due to increased property improvements and replacements and reduced receipts from restricted escrows. Net cash used in financing activities increased primarily due to increased partner distributions.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,397,005, net of discount, is amortized over 21.42 years to 28.67 years with balloon payments due in 2002 and 2003 at which time the individual properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $1,052,198 to the partners and $157,500 to the minority interest holder were paid during the six months ended June 30, 1995.

                          PART II - OTHER INFORMATION



     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


              a)  Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

              b)  Reports on Form 8-K:

                  None filed during the quarter ended June 30, 1995.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DAVIDSON GROWTH PLUS L.P.

                                  BY: DAVIDSON DIVERSIFIED PROPERTIES, INC., Managing General Partner



                                  BY:   /s/Carroll D. Vinson
                                        Carroll D. Vinson
                                        President



                                   BY:   /s/Robert D. Long, Jr.

                                         Robert D. Long, Jr.
                                         Controller and Principal
                                         Accounting Officer


                                          DATE: August 11, 1995