Form 10QSB
period 1995-09-30
DAVIDSON GROWTH PLUS LP
filed 1995-11-07
CIK 795757

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                         DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995

 Assets
  Cash:
     Unrestricted                                                 $1,105,100
     Restricted-tenant security deposits                             111,340
  Accounts receivable                                                  6,592
  Escrows for taxes and insurance                                    419,620
  Restricted escrows                                                 512,642
  Other assets                                                       441,971
  Investment properties:
     Land                                        $ 4,649,770
     Buildings and related personal property      18,645,717
                                                  23,295,487
     Less accumulated depreciation                (7,443,172)     15,852,315

                                                                 $18,449,580

 Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable                                               $    63,645
  Tenant security deposits                                           109,847
  Accrued taxes                                                      314,398
  Other liabilities                                                  339,804
  Subordinated management fee                                        161,043
  Mortgage notes payable                                          12,359,811

 Minority Interest                                                   314,167

 Partners' Capital (Deficit)
  General partner                               $   (674,746)
  Limited partners (28,371.75 units
     issued and outstanding)                       5,461,611       4,786,865

                                                                 $18,449,580

[FN]

           See Accompanying Notes to Consolidated Financial Statements

b)                         DAVIDSON GROWTH PLUS, L.P.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended             Nine Months Ended
                                        September 30,                 September 30,
                                    1995           1994           1995           1994
 Revenues:
    Rental income                $1,168,574     $1,112,517     $3,496,459     $3,314,958
    Other income                     65,409         57,412        206,692        157,254

          Total revenues          1,233,983      1,169,929      3,703,151      3,472,212

 Expenses:
    Operating                       342,376        341,256        948,813        982,904
    General and administrative       47,619         43,553        160,213        133,823
    Property management fees         60,296         57,054        180,785        171,272
    Maintenance                     146,654        120,115        420,528        334,970
    Depreciation                    180,596        170,916        531,520        503,357
    Interest                        272,038        273,698        818,452        823,097
    Property taxes                  109,156         96,093        323,334        304,544
    Subordinated partnership
       management fee                 4,265          2,224         13,405          4,449
          Total expenses          1,163,000      1,104,909      3,397,050      3,258,416

 Minority interest in net
    income of joint venture          (6,671)        (9,336)       (38,423)       (34,987)
 Loss on disposal of property        (6,199)       (13,947)        (9,298)       (13,947)

    Net income                   $   58,113     $   41,737     $  258,380     $  164,862

 Net income allocated to
    general partners (3%)        $    1,743     $    1,252     $    7,751     $    4,946
 Net income allocated to
    limited partners (97%)           56,370         40,485        250,629        159,916

                                 $   58,113     $   41,737     $  258,380     $  164,862
 Net income per limited
    partnership unit             $     1.99     $     1.43     $     8.83     $     5.64

[FN]
           See Accompanying Notes to Consolidated Financial Statements

c)                         DAVIDSON GROWTH PLUS, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)


                                       Limited
                                     Partnership    General      Limited
                                        Units      Partners      Partners      Total

Original capital contributions        28,371.75   $   1,000   $28,375,750   $28,376,750

Partners' capital (deficit) at
   December 31, 1994                  28,371.75   $(640,843)  $ 6,557,789   $ 5,916,946

Distributions for the nine
   months ended September 30, 1995           --     (41,654)   (1,346,807)   (1,388,461)

Net income for the nine months
   ended September 30, 1995                  --       7,751       250,629       258,380

Partners' capital (deficit) at
   September 30, 1995                 28,371.75   $(674,746)  $ 5,461,611   $ 4,786,865

[FN]

           See Accompanying Notes to Consolidated Financial Statements

d)                         DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                             1995           1994
 Cash flows from operating activities:
    Net income                                           $   258,380     $  164,862
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                          531,520        503,357
       Amortization of discounts and loan costs               72,829         67,174
       Minority interest in net income of joint
        venture                                               38,423         34,987
       Loss on disposal of property                            9,298         13,947
       Change in accounts:
         Restricted cash                                        (180)        (8,438)
         Accounts receivable                                   1,712        266,082
         Escrows for taxes and insurance                    (168,914)      (166,088)
         Accounts payable                                      3,415        (35,899)
         Tenant security deposit liabilities                   3,085          8,782
         Accrued taxes                                       136,317        154,645
         Other liabilities                                    87,965        (12,296)
         Subordinated management fee                          13,405          4,449

            Net cash provided by operating activities        987,255        995,564

 Cash flows from investing activities:
    Property improvements and replacements                  (181,483)      (150,179)
    Deposits to restricted escrows                           (14,649)       (19,202)
    Receipts from restricted escrows                          39,458        119,568

            Net cash used in investing activities           (156,674)       (49,813)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (140,093)      (129,792)
    Distributions to partners                             (1,388,461)      (289,830)
    Distributions to minority interest                      (175,000)       (93,531)
    Loan costs                                                    --        (51,175)

       Net cash used in financing activities              (1,703,554)      (564,328)

 Net (decrease) increase in cash                            (872,973)       381,423
 Cash at beginning of period                               1,978,073      1,328,490
 Cash at end of period                                   $ 1,105,100     $1,709,913

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $   745,623     $  823,097

[FN]

           See Accompanying Notes to Consolidated Financial Statements

e)                         DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited consolidated statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

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

   The following payments were made to Insignia and its affiliates for the nine months ended September 30, 1995, and September 30, 1994:


                                               1995            1994

 Property management fees                   $180,785          $171,272
 Data processing services                      2,164             1,800
 Marketing services                            3,126             3,142
 Reimbursement for services
    of affiliates                            104,692           101,007

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

   Subordinated partnership management fees of $161,043 had not been paid to the Managing General Partner as of September 30, 1995. Of this amount, $13,405 relates to the nine months ended September 30, 1995.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995, and September 30, 1994:


                                                       Average
                                                      Occupancy
                                                  1995         1994

 The Fairway Apartments
    Plano, Texas                                   97%          96%
 The Village Apartments
    Brandon, Florida                               98%          97%
 Brighton Crest Apartments
    Marietta, Georgia                              95%          95%

   The Partnership had net income of $258,380 for the nine months ended September 30, 1995, compared to net income of $164,862 for the nine months ended September 30, 1994. The Partnership had net income of $58,113 for the three months ended September 30, 1995, compared to net income of $41,737 for the three months ended September 30, 1994. Rental income increased for the three and nine months ended September 30, 1995, due to slight increases in occupancy at The Fairway and The Village and increases in rental rates at all of the properties. The increase in other income for the nine months ended September 30, 1995, was primarily due to a tax refund of $20,352 received in the first quarter related to The Village's property value reassessment. Also, the increase was impacted by increased interest income resulting from higher average cash balances during the nine months ended September 30, 1995.

  The increase in general and administrative expense for the nine months ended September 30, 1995, was due to increases in mailing and printing costs, taxes and other fees, and other miscellaneous administrative costs. The increase in maintenance expense for the three and nine months ended September 30, 1995, was due to major landscaping totalling approximately $43,000, interior and exterior painting totalling approximately $7,000 and wallpaper replacement totalling approximately $12,000 at Brighton Crest. In addition, The Fairway replaced all of the tenant mailboxes and planted trees at a cost of approximately $20,000 and replaced countertops in several of the apartment units totalling approximately $16,000. The increase in property taxes for the three and nine months ended September 30, 1995, was due to penalties related to 1994 past due taxes at Brighton Crest which were under appeal. The appeal was denied during 1995. The loss on disposal of property related to roof replacements at The Fairway.

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

   The Partnership had unrestricted cash of $1,105,100 at September 30, 1995, as compared to unrestricted cash of $1,709,913 at September 30, 1994. Net cash provided by operating activities remained stable for the period ended September 30, 1995, due to decreases in accounts receivable and accrued taxes offset by
increases in accounts payable and accrued other liabilities.   Net cash used in
investing activities increased due to increased property improvements and replacements in combination with reduced receipts from restricted escrows. Net cash used in financing activities increased primarily due to increased distributions to partners.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,359,811, net of discount, is amortized over 21.42 years to
28.67 years with balloon payments due in 2002 and 2003 at which time the individual properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $1,388,461 to the partners and $175,000 to the minority interest holder were paid during the nine months ended September 30, 1995.

                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a)  Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended September 30, 1995.

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


                                    Date: November 7, 1995