Form 10KSB
period 1995-12-31
DAVIDSON GROWTH PLUS LP
filed 1996-03-12
CIK 795757

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X]   Annual Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[  ]  Transition Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-15675

                           DAVIDSON GROWTH PLUS, L.P.
                 (Name of small business issuer in its charter)

       Delaware                                                 52-1462866
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                    29602
(Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $4,968,138.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995: $6,791,220

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated August 13, 1986 (included in Registration Statement, No. 0-15675, of Registrant) are incorporated by reference into Parts I and III.

                                     PART I

Item 1.  Description of Business

   Davidson Growth Plus, L.P. (the "Registrant") is a Delaware limited partnership organized in May 1986. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner") and James T. Gunn ("Individual General Partner") (collectively, the "General Partners").

   The offering of the Registrant's limited partnership units ("Units") commenced on August 13, 1986, and terminated on March 30, 1988. The Registrant received gross proceeds from the offering of $28,375,750 and net proceeds of $25,254,418.

   The Registrant's primary business is to acquire, operate and hold existing income-producing residential real estate. Industry segment information is not relevant. The Registrant does not engage in any foreign operations nor derive any income from foreign sources.

   All of the net proceeds of the offering were invested in four properties, of which three continue to be held by the Partnership. See Item 2. "Description of Properties," below for a description of the Registrant's remaining properties.

   The Registrant receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Registrant financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

   Both the income and expenses of operating the remaining properties owned by the Registrant are subject to factors outside of the Registrant's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Registrant.

   For the year ended December 31, 1995, the Registrant's three properties accounted for, in the aggregate, approximately 99% of the Registrant's gross revenues.

Competition

   The real estate business is highly competitive and the Registrant's properties are subject to competition from similar properties in the vicinity in which they are located. The Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in businesses which may be competitive with the Registrant.

Employees

   The Registrant has no employees. Management and administrative services are performed by Davidson Diversified Properties, Inc., the Managing General Partner, and by affiliates of Insignia Financial Group, Inc. ("Insignia"). Effective January 1, 1992, affiliates of Insignia began to provide asset management, partnership administration, and investor relations services to the Registrant. See Item 12. "Certain Relationships and Related Transactions" for an enumeration of the affiliates and the compensation and reimbursement received from the Registrant during 1995 and 1994.

Item 2.     Description of Properties:

   The following table sets forth the Registrant's investment in properties:

                           Date of
 Property                  Purchase        Type of Ownership            Use

 Brighton Crest Apts.      Phase I    The Registrant holds an        Apartment
   Marietta, Georgia       09/25/87   82.5% interest in the          320 units
                           Phase II   joint venture which has
                           12/15/87   fee ownership subject to
                                      first and second mortgages

 The Village Apts.         05/31/88   Fee ownership subject to       Apartment
    Brandon, Florida                  first and second mortgages     112 units

 The Fairway Apts.         05/18/88   Fee ownership subject to       Apartment
   Plano, Texas                       first and second mortgages     256 units


Schedule of Properties:


                           Gross
                          Carrying    Accumulated                         Federal
 Property                  Value      Depreciation    Rate     Method    Tax Basis
 Brighton Crest Apts.  $12,596,410    $(4,422,241)  5-25 yrs     S/L    $12,800,250

 The Village Apts.       4,230,667     (1,401,145)  5-25 yrs     S/L      3,732,344

 The Fairway Apts.       6,515,820     (1,800,585)  5-25 yrs     S/L      5,974,040

                       $23,342,897    $(7,623,971)                      $22,506,634


   See Note A of the consolidated financial statements included in Item 7 for the partnership's depreciation policy.



Schedule of Mortgages:

                          Principal                                     Principal
                         Balance At                                      Balance
                        December 31,   Interest    Period    Maturity     Due At
 Property                   1995         Rate     Amortized    Date      Maturity
 Brighton Crest Apts.
    1st mortgage         $ 6,288,903     7.83%    28.67 yrs  10/15/03   $5,516,196
    2nd mortgage             198,900     7.83%       (1)     10/15/03      198,900

 The Village Apts.
    1st mortgage           1,934,924     7.83%    28.67 yrs  10/15/03    1,697,334
    2nd mortgage              61,200     7.83%       (1)     10/15/03       61,200

 The Fairway Apts.
    1st mortgage           4,075,614     7.60%    21.42 yrs  11/15/02    3,142,190
    2nd mortgage             134,781     7.60%       (1)     11/15/02      134,781

      Total               12,694,322

 Less unamortized
    discounts               (372,506)

         Total           $12,321,816

(1) Interest only payments


The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13% for Brighton Crest Apartments and The Village Apartments and 8.76% for the Fairway Apartments.

Average annual rental rate and occupancy for 1995 and 1994 for each property:


                                Average Annual                  Average
                                 Rental Rates                  Occupancy
 Property                      1995          1994          1995          1994

 Brighton Crest Apts.     $7,827/unit     $7,077/unit      95%           95%
 The Village Apts.         7,842/unit      7,330/unit      98%           97%
 The Fairway Apts.         6,655/unit      6,187/unit      97%           96%

Real estate taxes and rates in 1995 for each property were:

                                              1995          1995
                                             Taxes          Rate

               Brighton Crest Apts.        $174,133        3.37%
               The Village Apts.             79,322        2.48%
               The Fairway Apts.            162,609        2.35%


    As noted under Item 1. "Description of Business," the Registrant's properties are subject to competition from similar properties in the vicinity in which the Registrant's properties are located. It is the Managing General Partner's opinion that the properties are adequately covered by insurance. All properties are multifamily residential housing developments with lease terms of one year or less. No resident leases 10% or more of the available rental space, and no tenant carries on a business within or from the buildings.

    To facilitate the refinancing of The Fairway Apartments during 1992, the property was restructured into a lower tier partnership, known as The New Fairways, L.P., in which Davidson Growth Plus, L.P. is the 99.99% limited partner. Although legal ownership of the asset was transferred to a new entity, Davidson Growth Plus, L.P. retained substantially all economic benefits from the property.

    To facilitate the financing of Brighton Crest Apartments during 1993, the property was restructured into a lower tier partnership, known as Brighton Crest, L.P., in which Sterling Crest Joint Venture is the 99.99% limited partner. Sterling Crest Joint Venture is owned 82.5% by Davidson Growth Plus, L.P. and 17.5% by Davidson Income Real Estate, L.P. Although legal ownership of the asset was transferred to a new entity, Davidson Growth Plus, L.P. retained substantially all of its original interest in the property.

Item 3.   Legal Proceedings

    The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4.   Submission of Matters to a Vote of Security Holders

    The Unit holders of the Registrant did not vote on any matters during the fourth quarter of the fiscal year covered by this report.



                                     PART II


Item 5.   Market for Partnership Equity and Related Partner Matters

    As of December 31, 1995, there was minimal trading of the Units in the secondary market. On December 8, 1995, an affiliate of the Managing General Partner, DGP Acquisition, L.L.C., ("DGP Acquisition"), distributed an offer to purchase up to 11,349 Limited Partner Units (the "Tender Offer") for a cash price of $240.00 per Unit to Limited Partners of record as of October 1, 1995. The Tender Offer, which originally expired on January 8, 1996, was extended to January 16, 1996. Approximately 254 Limited Partners holding 2,048.58 Units (7.22% of total Units) accepted the Tender Offer and sold their units to DGP Acquisition for an aggregate sales price of approximately $492,000. As of January 1996, there were 2,829 holders of record owning an aggregate of 28,371.75 Units.

    Distributions per Unit for the years ended December 31, 1995 and December 31, 1994 were $47 and $8, respectively. Calculations are based upon the weighted average number of Units outstanding.

    Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any transfer.

    There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement.

Item 6.      Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

    The Partnership had unrestricted cash of $1,160,550 at December 31, 1995, compared to unrestricted cash of $1,978,073 at December 31, 1994. Net cash provided by operating activities decreased due to an increase in payments of accrued taxes and other liabilities and a decrease in collections of accounts receivable. Net cash used in investing activities increased due to fewer receipts from restricted escrows which were used for property improvements and repairs and maintenance. Net cash used in financing activities increased primarily due to increased distributions to partners.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,321,816, net of discount, is amortized over varying periods as discussed in "Item 2. Description of Properties." The mortgage notes require balloon payments at dates ranging from November 2002 to October 2003, by which time the Managing General Partner intends to sell or refinance the individual properties.

    Future cash distributions of the Partnership will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of portions of the funds described in the preceding paragraph. Cash distributions of $1,388,461 to the partners and $175,000 to the minority interest holder were paid during the year ended December 31, 1995.

Results of Operations

    The Partnership realized net income of $343,669 for the year ended December 31, 1995, compared to net income of $124,139 for the year ended December 31, 1994.

    Rental revenues increased in 1995 due to increases in rental rates at all of the properties and slight occupancy increases at The Village Apartments and The Fairway Apartments. Other income increased in 1995 due to a tax refund of $20,352 relating to The Village Apartments' property value reassessment and increases in lease cancellation fees and late fees at The Fairway Apartments and Brighton Crest Apartments.

    Total expenses remained stable for the years ended December 31, 1995 and 1994. The slight increase in 1995 was due primarily to an increase in maintenance expense. Maintenance expense increased as a result of landscaping of approximately $72,000 and wallpaper replacement of approximately $14,000 at Brighton Crest Apartments. In addition, The Fairway Apartments replaced all of the tenant mailboxes and planted trees at a cost of approximately $20,000 and replaced countertops in several of the apartment units totalling approximately $16,000. These increases were offset by lower costs for carpet cleaning and interior painting of approximately $61,000.

    The loss on disposal of property represents roofs written off as they were replaced at The Fairway Apartments.

    The Managing General Partner continues to monitor the rental market environment in each location of its apartment properties to assess the feasibility of increasing rents and maintaining or increasing occupancy levels to protect the Partnership from increases in expenses. The Managing General Partner expects to be able, at a minimum, to continue protecting the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

Item 7.  Financial Statements


DAVIDSON GROWTH PLUS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


         Independent Auditors' Report

         Consolidated Balance Sheet   December 31, 1995

         Consolidated Statements of Operations   Years ended December 31, 1995
         and 1994

         Consolidated Statements of Changes in Partners Capital (Deficit) Years ended December 31, 1995 and 1994

         Consolidated Statements of Cash Flows   Years ended December 31, 1995
         and 1994

         Notes to Consolidated Financial Statements

                Report of Ernst & Young LLP, Independent Auditors




The Partners
Davidson Growth Plus, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Growth Plus, L.P. (A Limited Partnership) as of December 31, 1995, and the related consolidated statements of operations, changes in partners capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. (A Limited Partnership) as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                 /s/ERNST & YOUNG LLP


Greenville, South Carolina
 January 31, 1996


                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1995




 Assets
  Cash:
     Unrestricted                                                $ 1,160,550
     Restricted-tenant security deposits                             107,900
  Accounts receivable                                                  9,473
  Escrows for taxes and insurance                                    285,310
  Restricted escrows                                                 458,700
  Other assets                                                       427,976
  Investment properties (Notes B and E):
     Land                                        $ 4,649,770
     Buildings and related personal property      18,693,127
                                                  23,342,897

     Less accumulated depreciation                (7,623,971)     15,718,926

                                                                 $18,168,835


 Liabilities and Partners' Capital (Deficit)

 Liabilities
  Accounts payable                                               $    33,314
  Tenant security deposits                                           105,150
  Accrued taxes                                                      162,609
  Other liabilities                                                  292,158
  Subordinated management fee (Note D)                                49,027
  Mortgage notes payable (Note B)                                 12,321,816

 Minority Interest                                                   332,607

 Partners' Capital (Deficit)
  General partners                               $  (672,187)
  Limited partners (28,371.75 units
     issued and outstanding)                       5,544,341       4,872,154

                                                                 $18,168,835

           See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Year Ended December 31,
                                                      1995           1994

 Revenues:
    Rental income                                 $4,701,810      $4,459,376
    Other income                                     266,328         210,661
          Total revenues                           4,968,138       4,670,037

 Expenses:
    Operating                                      1,263,996       1,308,546
    General and administrative                       214,417         211,489
    Property management fees                         242,834         229,833
    Maintenance                                      593,807         525,151
    Depreciation                                     712,319         674,836
    Interest                                       1,089,689       1,098,565
    Property taxes                                   427,841         415,425
    Subordinated partnership management fee           13,405          25,639
          Total expenses                           4,558,308       4,489,484

 Minority interest in net income of joint
    venture                                          (56,863)        (42,468)

 Loss on disposal of property                         (9,298)        (13,946)

    Net income (Note C)                           $  343,669      $  124,139

 Net income allocated to general partners (3%)    $   10,310      $    3,724
 Net income allocated to limited partners (97%)      333,359         120,415

                                                  $  343,669      $  124,139

 Net income per limited partnership unit          $    11.75      $     4.25

           See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                      Limited
                                   Partnership      General        Limited
                                      Units         Partners       Partners        Total

Original capital contributions       28,371.75      $   1,000     $28,375,750   $28,376,750

Partners' capital (deficit) at
   December 31, 1993                 28,371.75      $(637,790)    $ 6,659,821   $ 6,022,031

Distributions to partners                   --         (6,777)       (222,447)     (229,224)

Net income for the year ended
   December 31, 1994                        --          3,724         120,415       124,139

Partners' capital (deficit) at
   December 31, 1994                 28,371.75       (640,843)      6,557,789     5,916,946

Distributions to partners                   --        (41,654)     (1,346,807)   (1,388,461)

Net income for the year ended
   December 31, 1995                        --         10,310         333,359       343,669

Partners' capital (deficit) at
   December 31, 1995                 28,371.75      $(672,187)     $5,544,341   $ 4,872,154

           See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Years Ended December 31,
                                                             1995           1994
 Cash flows from operating activities:
    Net income                                           $   343,669     $  124,139
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                          712,319        674,836
       Amortization of discounts and loan costs               97,373         92,357
       Minority interest in net income of joint
        venture                                               56,863         42,468
       Loss on disposal of property                            9,298         13,946
       Change in accounts:
         Restricted cash                                       3,260         (4,568)
         Accounts receivable                                  (1,169)       268,950
         Escrows for taxes and insurance                     (34,604)       (49,435)
         Accounts payable                                    (26,916)       (28,138)
         Tenant security deposits                             (1,612)           170
        Accrued taxes                                        (15,472)        25,958
         Other liabilities                                   (71,697)       125,853
         Subordinated management fee                          13,405         25,640

            Net cash provided by operating activities      1,084,717      1,312,176

 Cash flows from investing activities:
    Property improvements and replacements                  (228,893)      (219,120)
    Deposits to restricted escrows                           (20,112)       (23,076)
    Receipts from restricted escrows                          98,863        188,884

            Net cash used in investing activities           (150,142)       (53,312)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (188,637)      (174,745)
    Distributions to partners                             (1,388,461)      (289,830)
    Distributions to minority interest                      (175,000)       (93,531)
    Loan costs                                                    --        (51,175)

            Net cash used in financing activities         (1,752,098)      (609,281)

 Net (decrease) increase in cash                            (817,523)       649,583
 Cash at beginning of year                                 1,978,073      1,328,490
 Cash at end of year                                     $ 1,160,550     $1,978,073

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $   992,317     $1,006,207


           See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                   Notes To Consolidated Financial Statements

                                December 31, 1995

Note A   Organization and Significant Accounting Policies

Organization

Davidson Growth Plus, L.P. (the "Partnership ) is a Delaware limited partnership organized in May 1986 to acquire and operate residential and commercial real estate properties.

Principles of Consolidation

The consolidated financial statements include all of the accounts of the Partnership, its 99.99% owned partnerships and Sterling Crest Joint Venture ("Sterling Crest") since its acquisition on September 25, 1987. The Partnership owns 82.5% of Sterling Crest. All significant interpartnership balances have been eliminated.

Allocations to Partners

Net income (including that arising from the occurrence of sales or dispositions) and losses of the Partnership and taxable income (loss) are allocated 97% to the limited partners and 3% to the general partners. Distributions of available cash (cash flow) are allocated among the limited partners and the general partners in accordance with the limited partnership agreement.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the rental properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years.

Investment Properties

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment

Note A - Organization and Significant Accounting Policies (continued)

are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash

The Partnership considers only unrestricted cash to be cash. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows

        1) Capital Improvement Reserves
During 1993, at the time of the new financing of Brighton Crest Apartments and The Village Apartments, a portion of the proceeds were designated for "Capital Improvement Reserves" for certain capital improvements, of which $120,300 related to Brighton Crest Apartments and $33,695 related to The Village Apartments. At December 31, 1995, the remaining escrow balances were $8,514 relating to Brighton Crest Apartments and $13,214 relating to The Village Apartments. The majority of the capital improvements were completed in 1995 for Brighton Crest and any remaining capital improvements required are anticipated to be completed in early 1996. Any excess funds will be released for property operations. All of the capital improvements needed and required at The Village were completed at December 31, 1995. The remaining balance of $13,214 will be released for property operations.

During 1992, at the time of the refinancing of The Fairway Apartments mortgage note payable, $238,300 of the proceeds were designated for a Capital Improvement Reserve for certain capital improvements. All capital improvements needed and required were completed at December 31, 1995.

        2) Reserve Account

In addition to the Capital Improvement Reserves, general Reserve Accounts also were established with a portion of the proceeds from the 1993 financing, of which $155,028 related to Brighton Crest Apartments and $53,116 related to The Village

Note A - Organization and Significant Accounting Policies  (continued)

Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage notes) from the properties to the respective reserve accounts until the reserve accounts equalled $400 per apartment unit or $128,000 for Brighton Crest Apartments, and $44,800 for The Village Apartments. At December 31, 1995, the balances in the reserves for Brighton Crest Apartments and The Village Apartments were $134,275 and $45,964, respectively.

In addition to the Capital Improvement Reserve established in 1992, a general Reserve Account of $256,000 was established with the refinancing proceeds for The Fairway Apartments. The balance in the reserve at December 31, 1995, was $256,733. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. Upon use of the funds in this reserve the Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the respective reserve account until the reserve accounts equal $1,000 per apartment unit or $256,000 in total.

Advertising

The  Partnership expenses  the costs  of advertising  as incurred.   Advertising
expense, included in operating expenses, was $95,628 and $95,335 for the years ended December 31, 1995 and 1994, respectively.

Present Value Discounts

Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized using the interest method over the life of the related debt. The amortization expense is included in interest expense.

Fair Value

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities.

Note A - Organization and Significant Accounting Policies  (continued)

The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

Leases

The Partnership generally leases apartment units for twelve-month terms or less.

Restricted Cash - Tenant Security Deposits

The Partnership requires security deposits from all apartment lessees for the duration of the lease which are considered to be restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Loan Costs

Loan costs are being amortized over the life of the loans using the straight-line method. The related amortization expense is included in interest expense.

Reclassifications

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                         Principal      Monthly                                Principal
                         Balance At     Payment          Stated                 Balance
                        December 31,   Including        Interest   Maturity     Due At
 Property                 1995         Interest           Rate      Date       Maturity
 The Fairway Apts.
   1st mortgage        $ 4,075,614      $34,395           7.60%    11/15/02   $3,142,190
   2nd mortgage            134,781          854   (1)     7.60%    11/15/02      134,781

 Brighton Crest
   1st mortgage          6,288,903       46,999           7.83%    10/15/03    5,516,196
   2nd mortgage            198,900        1,298   (1)     7.83%    10/15/03      198,900

 The Village Apts.
   1st mortgage          1,934,924       14,468           7.83%    10/15/03    1,697,334
   2nd mortgage             61,200          399   (1)     7.83%    10/15/03       61,200

                        12,694,322      $98,413
 Less unamortized
   discounts              (372,506)

      Totals           $12,321,816

(1)  Interest only payments
(2) The carrying amount of the Partnership's mortgages approximates the fair value.


The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13% for Brighton Crest Apartments and The Village Apartments and 8.76% for the Fairway Apartments.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership s rental properties including the respective property's revenues. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Note B    Mortgage Notes Payable (continued)

Scheduled principal payments of mortgage notes payable subsequent to December 31 are as follows:


         Years Ending December 31,
                  1996                         $  203,778
                  1997                            220,055
                  1998                            237,634
                  1999                            256,617
                  2000                            277,117
                  Thereafter                   11,499,121

                                              $12,694,322
Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net income as reported and Federal taxable income result primarily from (1) amortization of present value discounts, (2) depreciation over different methods and lives and on differing cost bases of apartment properties, and (3) change in rental income received in advance. The following is a reconciliation of reported net income and Federal taxable income:

                                                    1995              1994

             Net income as reported              $ 343,669          $124,139
             Add (deduct):
                Depreciation differences          (151,561)         (180,535)
                Unearned income                    (82,932)          110,706
                Amortization                        (6,873)           (8,958)
                Miscellaneous                        1,012            19,736

             Federal taxable income              $ 103,315         $  65,088

             Federal taxable income per
                limited partnership unit         $    3.53         $    2.23


Note  C - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

     Net assets as reported                           $ 4,872,154
     Land and buildings                                 5,648,512
     Accumulated depreciation                           1,138,796
     Syndication and distribution costs                 3,765,715
     Other                                               (718,982)

     Net assets - Federal tax basis                   $14,706,195


Note D   Transactions with Affiliated Parties

Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Partnership s Managing General Partner, with certain affiliates of Insignia providing property management and asset management services to the Partnership.

The following payments were made to Insignia and its affiliates in 1995 and 1994:

                                               1995              1994

     Property management fees                $242,834          $229,833
     Data processing services                   3,331             2,633
     Marketing services                         3,439             4,709
     Reimbursement for services
       of affiliates                          142,799           134,393

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

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. The fee is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the Partnership Agreement. Unpaid subordinated partnership management fees at December 31, 1995 are $49,027. Included in the $49,027 subordinated management fee payable at December 31, 1995, were partnership management fees of $25,639 for 1994 and $13,405 for 1995.

On December 8, 1995, an affiliate of the Managing General Partner, DGP Acquisition, L.L.C., ("DGP Acquisition"), distributed an offer to purchase up to 11,349 Limited Partner Units (the "Tender Offer") for a cash price of $240.00 per Unit to Limited Partners of record as of October 1, 1995. The Tender Offer, which originally expired on January 8, 1996, was extended to January 16, 1996. Approximately 254 Limited Partners holding 2,048.58 Units (7.22% of total Units) accepted the Tender Offer and sold their units to DGP Acquisition for an aggregate sales price of approximately $492,000.

Note E - Investment Properties and Accumulated Depreciation



                                                  Initial Cost
                                                 To Partnership
                                                                             Cost
                                                           Buildings     Capitalized
                                                          and Related     (Removed)
                                                           Personal     Subsequent to
 Description              Encumbrances        Land         Property      Acquisition
 Investment Properties

 Brighton Crest Apts.
      Marietta, Georgia    $ 6,487,803    $2,619,054     $13,121,987      $   925,369
                                                                           (4,070,000)
 The Fairway Apts.
      Plano, Texas           4,210,395     2,560,000       3,882,831        1,009,985
                                                                             (936,996)
 The Village Apts.
      Brandon, Florida       1,996,124       615,000       3,799,095          454,572
                                                                            (638,000)

            Totals         $12,694,322    $5,794,054     $20,803,913      $(3,255,070)


Note E - Investment Properties and Accumulated Depreciation (continued)


                               Gross Amount At Which Carried
                                     At December 31, 1995

                                          Buildings
                                         And Related
                                           Personal                        Accumulated     Date of        Date      Depreciable
  Description                  Land        Property          Total        Depreciation   Construction    Acquired   Life-Years
  Brighton Crest Apts.
    Marietta, Georgia     $1,911,281    $10,685,129      $12,596,410     $(4,422,241)        1987          09/87       25

  The Fairway Apts.
    Plano, Texas           2,212,362      4,303,458        6,515,820      (1,800,585)        1979          05/88       25

  The Village Apts.
    Brandon, Florida         526,127      3,704,540        4,230,667      (1,401,145)        1986          05/88       25

    Totals                $4,649,770     $18,693,127     $23,342,897     $(7,623,971)


The depreciable lives included above are for the buildings. The depreciable lives for related personal property are for 5 to 15 years.

Reconciliation of  Investment Properties and Accumulated Depreciation :

                                               Years Ended December 31,

                                                1995            1994
 Investment Properties
 Balance at beginning of year               $23,131,437     $22,935,561
      Property improvements                     228,893         219,120
      Disposal of property                      (17,433)        (23,244)

 Balance at End of Year                     $23,342,897     $23,131,437

 Accumulated Depreciation
 Balance at beginning of year               $ 6,919,787     $ 6,254,249
      Additions charged to expense              712,319         674,836
      Disposal of property                       (8,135)         (9,298)

 Balance at end of year                     $ 7,623,971     $ 6,919,787



Note E - Investment Properties and Accumulated Depreciation (continued)

The  aggregate  cost of  the  real estate  for  Federal income  tax  purposes at
December 31,  1995 and 1994  is $28,991,808  and $28,762,516.   The  accumulated
depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $6,485,174 and $5,621,294, respectively.

                                    PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.


Item 9.  Directors and Executive Officers of the Registrant

   The Registrant does not have any directors or officers. The Managing General Partner, Davidson Diversified Properties, Inc., is responsible for the management and control of substantially all of the Registrant's operations and has general responsibility and ultimate authority in all matters affecting the Registrant's business. The Individual General Partner, in his capacity as such, did not devote any material amount of business time or attention to the Registrant's affairs.

   The present officers of the Managing General Partner are listed below


Name                                     Age          Position

Carroll D. Vinson                        55           President

Robert D. Long, Jr.                      28           Controller  and  Principal
                                                      Accounting Officer

William H. Jarrard, Jr.                  49           Vice President

John K. Lines                            36           Secretary

Kelley M. Buechler                       38           Assistant Secretary


    Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (a regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

    Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of The University of Memphis.

    William H. Jarrard, Jr. is Managing Director - Partnership Administration of Insignia. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter.

    John K. Lines has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Oewen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

    Kelley  M. Buechler  is Assistant Secretary  of Insignia.   During  the five
years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

Item 10.   Executive Compensation

   The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1995 or 1994. See Note D of the Notes to the Consolidated Financial Statements in Item 7 for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

   Except as provided below, as of February 15, 1996, no security holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant:

                                   Number of      Percent
    Name and Address                 Units        Of Total

    DGP Acquisition, L.L.C.         2,048.58       7.22%

   The Units reflected above were acquired by DGP Acquisition, L.L.C., an affiliate of the Managing General Partner, pursuant to its offer dated December 8, 1995, to purchase Units for a purchase price of $240.00 per Unit (the "Tender Offer").

   As of February 15, 1996, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.


Item 12.  Certain Relationships and Related Transactions

   Davidson Diversified  Properties, Inc.,  the Managing General  Partner of the
Registrant,  is  owned  by  MAE  GP  Corporation,   which  is  wholly  owned  by
Metropolitan Asset Enhancement, L.P., an affiliate of Insignia.

   Effective January 1, 1992, services for partnership administration, asset management, and investor relations were assumed by affiliates of Insignia. Affiliates of Insignia received management fees of $242,834 and $229,833 in 1995 and 1994, respectively. Administrative fees of $142,799 and $134,393 were received in 1995 and 1994, respectively.

   The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Registrant. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. The fee is payable only after the Registrant has distributed to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the Partnership Agreement. Fees of $49,027 are unpaid at December 31, 1995 (See Note D to the Consolidated Financial Statements in Item 7).


Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Exhibits:  see Exhibit Index contained herein.

      (b) No Reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DAVIDSON GROWTH PLUS, L.P.

                                    By:  Davidson Diversified Properties, Inc.,
                                         as Managing General Partner



                                    By:  /s/Carroll D. Vinson
                                         Carroll D. Vinson
                                         President


                                    Date: March 12, 1996


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson                  President                 March 12, 1996
Carroll D. Vinson



/s/Robert D. Long, Jr.                Controller and Principal  March 12, 1996
Robert D. Long, Jr.                   Accounting Officer




                                  EXHIBIT INDEX


Exhibit

3 Agreement of Limited Partnership is incorporated by reference to Exhibit A to the Prospectus of the Registrant dated April 13, 1986 as filed with the Commission pursuant to Rule 424(b) under the Act.

3A Amendments to Partnership Agreement dated August 20, 1986 and January 1, 1987 are incorporated by reference to Exhibit 3A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

4 Certificate of Limited Partnership dated May 20, 1986 is incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-11 dated June 23, 1986.

10A Escrow Agreement dated August 13, 1986 by and among the Registrant, Freeman Diversified Properties, Inc., Freeman Investments, Inc. and First American Trust Company, N.A. is incorporated by reference to
        Exhibit 10A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

10B Underwriting Agreement dated August 13, 1986 between the Registrant and Freeman Investments, Inc. is incorporated by reference to Exhibit 10B to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

10C Property Management Agreement dated August 13, 1986 between the Registrant and Harvey Freeman & Sons, Inc. is incorporated by reference to Exhibit 10B to the Registrant's Registration Statement on Form S-11 dated June 23, 1986.

10D Agreement Among Agents dated August 13, 1986 by and among Harvey Freeman & Sons, Inc., Harvey Freeman & Sons, Inc. of Alabama, Harvey Freeman & Sons, Inc. of Arkansas, Harvey Freeman & Sons, Inc. of Florida, Harvey Freeman & Sons, Inc. of Georgia, Harvey Freeman & Sons, Inc. of Indiana, Harvey Freeman & Sons, Inc. of Kentucky, Harvey Freeman & Sons, Inc. of Mississippi, Harvey Freeman & Sons of Missouri, Inc., Harvey Freeman & Sons, Inc. of North Carolina, Harvey Freeman and Sons, Inc. of Ohio, Harvey Freeman & Sons, Inc. of South Carolina and Harvey Freeman & Sons, Inc. of Texas, is incorporated by reference to Exhibit 10C to the Registrant's Registration Statement on Form S-11 dated June 23, 1986.

10E Acquisition and Disposition Services Agreement dated August 13, 1986 between the Registrant and Criswell Freeman Company is incorporated by reference to Exhibit 10D to the Registrant's Registration Statement on Form S-11 dated June 23, 1986.

10F Contract for Purchase of Real Estate for The Terrace at Windy Hill dated August 10, 1987 between The Terrace Shopping Center Joint Venture and Tennessee Trust Company is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated August 31, 1987.

10G Assignment of Contract for Purchase of Real Estate for The Terrace at Windy Hill dated August 31, 1987 between Tennessee Trust Company and the Registrant, is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated August 31, 1987.

10H Real Estate Note dated October 9, 1986 executed by The Terrace Shopping Center Joint Venture payable to Confederation Life Insurance Company relating to The Terrace at Windy Hill, is incorporated by reference to
        Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated August 31, 1987.

10I     Deed  to  Secure  Debt and  Security  Agreement  dated  October 9,  1986 executed by The Terrace Shopping Center Joint Venture payable to Confederation Life Insurance Company relating to The Terrace at Windy Hill, is incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated August 31, 1987.

10J First Modification of Real Estate Note and Deed to Secure Debt and Security Agreement filed April 15, 1987 executed by The Terrace Shopping Center Joint Venture payable to Confederation Life Insurance Company relating to The Terrace at Windy Hill, is incorporated by reference to
        Exhibit 10(e) to the Registrant's Current Report on Form 8-K dated August 31, 1987.

10K Contract for Purchase of Real Estate for Phase II of Sterling Crest Apartments dated March 10, 1987 between Sterling Crest Development Partners, Ltd. and Tennessee Trust Company, is incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 8 dated December 29, 1987.

10L Tri-Party Agreement dated May 22, 1987 among North Carolina Federal Savings & Loan Association, Sterling Crest Development Partners, Ltd. and Tennessee Trust Company relating to Sterling Crest Apartments, is incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 8 dated December 29, 1987.

10M Sterling Crest Joint Venture Agreement dated June 29, 1987 between Freeman Income Real Estate, L.P. and Freeman Georgia Ventures, Inc. is incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 8 dated December 29, 1987.

10N     Assignment  of Contract  for  Purchase  of  Real  Estate  and  Tri-Party
        Agreement dated November 4, 1987 between Tennessee Trust Company and Sterling Crest Joint Venture relating to Sterling Crest Apartments, is incorporated by reference to Exhibit 10(d) to the Registrant's Report on Form 8 dated December 29, 1987.

10O Amended and Restated Sterling Crest Joint Venture Agreement dated June 29, 1987 among Freeman Income Real Estate, L.P., Freeman Georgia
        Ventures,  Inc.  and the  Registrant,  is incorporated  by  reference to
        Exhibit 10(e) to the Registrant's Report on Form 8 dated December 29, 1987.

10P Assignment and Indemnity Agreement dated September 25, 1987 among Freeman Georgia Ventures, Inc., the Registrant and Freeman Income Real Estate, L.P. relating to Sterling Crest Apartments, is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated September 25, 1987.

10Q Warranty Deed dated June 30, 1987 between Sterling Crest Development Partners, Ltd., and Sterling Crest Joint Venture is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated September 25, 1987.

10R Sub-Management Agreement dated June 30, 1987 between Harvey Freeman & Sons, Inc. and Sterling Property Management Company is incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated September 25, 1987.

10S Property Management Agreement dated June 30, 1987 between Sterling Crest Joint Venture and Harvey Freeman & Sons, Inc. is incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated September 25, 1987.

10T Memorandum of Understanding among SEC Realty Corp., Tennessee Properties, L.P., Freeman Mortgage Corporation, J. Richard Freeman, W. Criswell Freeman and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10(T) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10U Partnership Administration and Consultation Agreement among Freeman Properties, Inc., Freeman Diversified Properties, Inc., Residual Equities Limited and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10(U) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10V     Termination  Agreement dated  December  31, 1991  among  Jacques-Miller,
        Inc.,   Jacques-Miller   Property   Management,   Davidson   Diversified
        Properties, Inc., and Supar, Inc.

10W Assignment of Limited Partnership Interest of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc. and Insignia Jacques-Miller, L.P.

10X Assignment of General Partner Interests of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc. and MAE GP Corporation.

10Y Stock certificate, dated December 31, 1991 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation.
10Z     Contracts related to refinancing of debt:

      (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between The New Fairways, L.P. and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Fairway Apartments are incorporated by reference to Exhibit 10Z (a) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

      (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between The New Fairways, L.P. and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Fairway Apartments are incorporated by reference to Exhibit 10Z (b) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

      (c) First Assignments of Leases and Rents dated October 28, 1992 between The New Fairways, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Fairway Apartments are incorporated by reference to Exhibit 10Z (c) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

      (d) Second Assignments of Leases and Rents dated October 28, 1992 between The New Fairways, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Fairway Apartments are incorporated by reference to Exhibit 10Z (d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

      (e) First Deeds of Trust Notes dated October 28, 1992 between The New Fairways, L.P. and First Commonwealth Realty Credit Corporation, relating to Fairway Apartments are incorporated by reference to
          Exhibit 10Z (e) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

      (f) Second Deeds of Trust Notes dated October 28, 1992 between The New Fairways, L.P. relating to Fairway Apartments are incorporated by reference to Exhibit 10Z (f) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

10AA  Contracts related to refinancing of debt:

      (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between Davidson Growth Plus, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing The Village Apartments are incorporated by reference to Exhibit 10AA (a) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

      (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between Davidson Growth Plus, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing The Village Apartments are incorporated by reference to Exhibit 10AA (b) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

      (c) First Assignments of Leases and Rents dated September 30, 1993 between Davidson Growth Plus, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing The Village Apartments are incorporated by reference to Exhibit 10AA (c) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

      (d) Second Assignments of Leases and Rents dated September 30, 1993 between Davidson Growth Plus, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing The Village Apartments are incorporated by reference to Exhibit 10AA (d) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

      (e) First Deeds of Trust Notes dated September 30, 1993 between Davidson Growth Plus, L.P. and Lexington Mortgage Company, relating to The
          Village Apartments are incorporated by reference to Exhibit 10AA (e) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

      (f) Second Deeds of Trust Notes dated September 30, 1993 between Davidson Growth Plus, L.P. and Lexington Mortgage Company, relating to The Village Apartments are incorporated by reference to Exhibit 10AA (f) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

10BB  Contracts related to refinancing of debt:

      (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between Brighton Crest, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Brighton Crest Apartments are incorporated by reference to Exhibit 10BB (a) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

      (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between Brighton Crest, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Brighton Crest Apartments are incorporated by reference to Exhibit 10BB (b) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

      (c) First Assignments of Leases and Rents dated September 30, 1993 between Brighton Crest, L.P. and Lexington Mortgage Company, a Virginia
          Corporation, securing Brighton Crest Apartments are incorporated by reference to Exhibit 10BB (c) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

      (d) Second Assignments of Leases and Rents dated September 30, 1993 between Brighton Crest, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Brighton Crest Apartments are incorporated by reference to Exhibit 10BB (d) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

      (e) First Deeds of Trust Notes dated September 30, 1993 between Brighton Crest, L.P. and Lexington Mortgage Company, relating to Brighton Crest Apartments are incorporated by reference to Exhibit 10BB (e) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

      (f) Second Deeds of Trust Notes dated September 30, 1993 between Brighton Crest, L.P. and Lexington Mortgage Company, relating to Brighton Crest Apartments are incorporated by reference to Exhibit 10BB (f) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

10CC Deed Under Power of Sale related to the sale of The Terrace at Windy Hill by Confederation Life Insurance Company is incorporated by reference to the exhibit filed with Form 8-K dated July 6, 1993.


16 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated September 30, 1992.

22        Subsidiaries.

27        Financial Data Schedule.

99 Agreement of Limited Partnership for The New Fairways, L.P. between Davidson Growth Plus GP Limited Partnership and Davidson Growth Plus, L.P.

99A Agreement of Limited Partnership for Brighton Crest GP, L.P. between Brighton Crest Limited Partnership and Sterling Crest Joint Venture entered into on September 15, 1993 is incorporated by reference to
          Exhibit 28A of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

99B       Agreement  of  Limited Partnership  for  Brighton Crest,  L.P. between
          Davidson Diversified Properties, Inc. and Sterling Crest Joint Venture entered into on September 15, 1993 is incorporated by reference to Exhibit 28B of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.