Form 10QSB
period 1996-03-31
DAVIDSON GROWTH PLUS LP
filed 1996-05-06
CIK 795757

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


                  For the quarterly period ended March 31, 1996

                                       or

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

ITEM 1.  FINANCIAL STATEMENTS

a)                         DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)
                                   (Unaudited)

                                 March 31, 1996




 Assets
  Cash and cash equivalents:
     Unrestricted                                                    $ 1,042
     Restricted-tenant security deposits                                 110
  Accounts receivable                                                      4
  Escrows for taxes and insurance                                        239
  Restricted escrows                                                     460
  Other assets                                                           414
  Investment properties:
     Land                                            $ 4,650
     Buildings and related personal property          18,749
                                                      23,399
     Less accumulated depreciation                    (7,809)         15,590

                                                                     $17,859


 Liabilities and Partners' Capital (Deficit)

 Liabilities
  Accounts payable                                                   $    59
  Tenant security deposits                                               108
  Accrued taxes                                                          110
  Other liabilities                                                      315
  Subordinated management fee                                             55
  Mortgage notes payable                                              12,283

 Minority Interest                                                       340

 Partners' Capital (Deficit)
  General partner                                   $   (681)
  Limited partners (28,371.75 units
     issued and outstanding)                           5,270           4,589

                                                                     $17,859


           See Accompanying Notes to Consolidated Financial Statements

b)                         DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                         (in thousands, except unit data)
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,

                                                        1996            1995
 Revenues:
    Rental income                                      $1,216          $1,165
    Other income                                           62              81
          Total revenues                                1,278           1,246

 Expenses:
    Operating                                             324             276
    General and administrative                             48              52
    Property management fees                               63              60
    Maintenance                                           180             118
    Depreciation                                          185             174
    Interest                                              271             274
    Property taxes                                        110             105
    Loss on disposal of investment property                --               3
    Subordinated partnership management fee                 6               6
          Total expenses                                1,187           1,068

 Minority interest in net
    income of joint venture                               (14)            (18)

    Net income                                         $   77          $  160

 Net income allocated to general partners (3%)         $    2          $    5
 Net income allocated to limited partners (97%)            75             155

                                                       $   77          $  160
 Net income per limited
    partnership unit                                   $ 2.71          $ 5.47

           See Accompanying Notes to Consolidated Financial Statements

c)                         DAVIDSON GROWTH PLUS, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)


                                         Limited
                                       Partnership     General       Limited
                                          Units       Partners       Partners       Total

 Original capital contributions         28,371.75       $   1        $28,376      $28,377

 Partners' capital (deficit)  at
    December 31, 1995                   28,371.75       $(672)       $ 5,544      $ 4,872

 Distributions to partners                     --         (11)          (349)        (360)

 Net income for the three months
    ended March 31, 1996                       --           2             75           77

 Partners' capital (deficit) at
    March 31, 1996                      28,371.75       $(681)       $ 5,270      $ 4,589


           See Accompanying Notes to Consolidated Financial Statements

d)                         DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                                Three Months Ended
                                                                     March 31,
                                                                1996           1995
 Cash flows from operating activities:
    Net income                                                 $   77         $  160
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                               185            174
       Amortization of discounts and loan costs                    25             24
       Loss on disposal of investment property                     --              3
       Minority interest in net income of joint venture            14             18
       Change in accounts:
         Restricted cash                                           (2)             2
         Accounts receivable                                        5              5
         Escrows for taxes and insurance                           46             61
         Accounts payable                                          26            (27)
         Tenant security deposit liabilities                        2              4
         Accrued taxes                                            (52)           (50)
         Other liabilities                                         23            (55)
         Accrued subordinated partnership
            management fee                                          6              6

            Net cash provided by operating activities             355            325

 Cash flows from investing activities:
    Property improvements and replacements                        (56)           (49)
    Deposits to restricted escrows                                 (5)           (48)
    Receipts from restricted escrows                                4             50

            Net cash used in investing activities                 (57)           (47)

 Cash flows from financing activities:
    Payments on mortgage notes payable                            (50)           (46)
    Distributions to partners                                    (360)          (344)
    Distributions to minority partner                              (7)            --

       Net cash used in financing activities                     (417)          (390)

 Net decrease in cash and cash equivalents                       (119)          (112)

 Cash and cash equivalents at beginning of period               1,161          1,978

 Cash and cash equivalents at end of period                    $1,042         $1,866

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                     $  246         $  249

           See Accompanying Notes to Consolidated Financial Statements

e)                         DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Transactions with Affiliated Parties

   Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Partnership s Managing General Partner, with certain affiliates of Insignia providing property management and asset management services to the Partnership.

   The following payments were made to Insignia and its affiliates in the quarters ended March 31, 1996 and 1995:

                                               1996            1995
                                                   (in thousands)
 Property management fees                     $ 63              $ 60
 Reimbursement for services
    of affiliates                               30                32


Note B - Transactions with Affiliated Parties (continued)

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

   Subordinated partnership management fees of $55,000 had not been paid to the Managing General Partner as of March 31, 1996. $6,000 of this amount relates to the current year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                                       Average
                                                      Occupancy

                                                  1996         1995

 The Fairway Apartments
    Plano, Texas                                   98%          99%
 The Village Apartments
    Brandon, Florida                               98%          98%
 Brighton Crest Apartments
    Marietta, Georgia                              96%          96%


   The Partnership realized net income of $77,000 for the three months ended March 31, 1996, compared to net income of $160,000 for the three months ended
March 31, 1995.   Rental income increased slightly due to rental increases at all three properties since the first quarter of 1995. The decrease in other income was primarily due to a nonrecurring tax refund of approximately $20,000 received in the first quarter of 1995 for The Village Apartments resulting from a property value reassessment.

  Total expenses increased for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, primarily due to increases in operating and maintenance expenses. The increase in operating expenses was partly due to salary increases for the first quarter of 1996 compared to the first quarter of 1995. This increase resulted from the hiring of a full-time painter at The Fairway Apartments. In addition, all properties experienced increases in utility expenses during 1996. The increase in maintenance expense for the three months ended March 31, 1996, was due to increases at all of the properties. The Village Apartments had a maintenance increase of approximately $18,000 due to major landscaping projects including tree trimming, tree removals, and parking lot repairs. The Fairway Apartments had a maintenance increase of approximately $19,000 due to exterior building repairs and major repairs to the sprinkler system. Brighton Crest Apartments experienced major plumbing and pipe repairs due to damages from extreme cold weather in January and February of 1996. These maintenance items resulted in a maintenance expense increase of approximately $ 24,000 for Brighton Crest Apartments.

   The loss on disposal of property for the three months ended March 31, 1995, related to roof replacements at The Fairway Apartments.

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

  The Partnership held unrestricted cash of $1,042,000 at March 31, 1996, compared to unrestricted cash of $1,866,000 at March 31, 1995. Net cash provided by operating activities was comparable for the quarters ended March 31, 1996 and 1995. Net cash used in investing activities increased primarily due to increased property improvements and replacements. Net cash used in financing activities increased primarily due to increased partner distributions and distributions to the minority partner.

   On December 8, 1995, an affiliate of the Managing General Partner, DGP Acquisition, L.L.C., ("DGP Acquisition"), distributed an offer to purchase up to 11,349 Limited Partner Units (the "Tender Offer") for a cash price of $240 per Unit to Limited Partners of record as of October 1, 1995. The Tender offer, which originally expired on January 8, 1996, was extended to January 16, 1996. Approximately 254 Limited Partners holding approximately 2,049 Units (7.22% of total Units) accepted the Tender Offer and sold their units to DGP Acquisition for an aggregate sales price of approximately $492,000. As of January 1996, there were 2,829 holders of record owning an aggregate of 28,371.75 Units.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,283,000, net of discount, is amortized over 21 years to approximately 29 years with balloon payments due in 2002 and 2003 at which time the individual properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $360,000 and $344,000 were made to the partners for the quarters ended March 31, 1996, and 1995, respectively. Cash distributions of $7,000 were paid to the minority interest holder during the quarter ended March 31, 1996.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:  None.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b) Reports on Form 8-K: None filed during the quarter ended March 31, 1996.


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


                                    DAVIDSON GROWTH PLUS L.P.

                                    BY:   DAVIDSON DIVERSIFIED PROPERTIES, INC.,
                                          Managing General Partner



                                    BY:   /s/ Carroll D. Vinson
                                          Carroll D. Vinson
                                          President



                                    BY:   /s/ Robert D. Long, Jr.
                                          Robert D. Long, Jr.
                                          Vice President/CAO



                                    DATE: May 6, 1996