Form 10QSB
period 1996-06-30
DAVIDSON GROWTH PLUS LP
filed 1996-07-31
CIK 795757

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                                  June 30, 1996


 Assets
  Cash and cash equivalents:
     Unrestricted                                                    $ 1,210
     Restricted-tenant security deposits                                 112
  Accounts receivable                                                      5
  Escrows for taxes and insurance                                        329
  Restricted escrows                                                     446
  Other assets                                                           400
  Investment properties:
     Land                                            $ 4,650
     Buildings and related personal property          18,816
                                                      23,466
     Less accumulated depreciation                    (7,994)         15,472

                                                                     $17,974


 Liabilities and Partners' Capital (Deficit)

 Liabilities
  Accounts payable                                                   $    41
  Tenant security deposits                                               110
  Accrued taxes                                                          218
  Other liabilities                                                      270
  Subordinated management fee                                             59
  Mortgage notes payable                                              12,243

 Minority Interest                                                       360

 Partners' Capital (Deficit)

  General partner                                    $  (678)
  Limited partners (28,372.00 units
     issued and outstanding)                           5,351           4,673

                                                                     $17,974

           See Accompanying Notes to Consolidated Financial Statements


b)                         DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)
                                   (Unaudited)

                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                   1996         1995           1996        1995
 Revenues:
    Rental income                 $ 1,236     $  1,163       $ 2,452    $ 2,328
    Other income                       63           60           125        141
          Total revenues            1,299        1,223         2,577      2,469
 Expenses:
    Operating                         408          391           795        727
    General and administrative         67           61           115        113
    Maintenance                       143          156           323        274
    Depreciation                      188          177           373        351
    Interest                          269          272           540        546
    Property taxes                    108          109           218        214

    Subordinated partnership
       management fee                   4            3            10          9

          Total expenses            1,187        1,169         2,374      2,234

    Loss on disposition of
       investment property             (8)          --            (8)        (3)
 Minority interest in net
    income of joint venture           (20)         (14)          (34)       (32)

    Net income                    $    84     $     40       $   161    $   200

 Net income allocated to
    general partners (3%)         $     3     $      1       $     5    $     6

 Net income allocated to
    limited partners (97%)             81           39           156        194

                                  $    84     $     40       $   161    $   200

 Net income per limited
    partnership unit              $  2.85     $   1.38       $  5.50    $  6.84

           See Accompanying Notes to Consolidated Financial Statements

c)                         DAVIDSON GROWTH PLUS, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)


                                             Limited
                                           Partnership     General   Limited
                                              Units       Partners   Partners            Total
      Original capital contributions         28,372          $   1       $28,376       $28,377

      Partners' capital (deficit)  at
         December 31, 1995                   28,372          $(672)      $ 5,544       $ 4,872

      Distributions to partners                  --            (11)         (349)         (360)

      Net income for the six months
         ended June 30, 1996                     --              5           156           161

      Partners' capital (deficit) at
         June 30, 1996                       28,372          $(678)      $ 5,351       $ 4,673

           See Accompanying Notes to Consolidated Financial Statements


d)                         DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                                 1996           1995
 Cash flows from operating activities:
    Net income                                                 $  161        $   200
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                               373            351
       Amortization of discounts and loan costs                    50             48
       Minority interest in net income of joint venture            34             32
       Loss on disposition of investment property                   8              3
       Change in accounts:
         Restricted cash                                           (4)             3
         Accounts receivable                                        5              1
         Escrows for taxes and insurance                          (44)           (53)
         Accounts payable                                           8            (18)
         Tenant security deposit liabilities                        4              2
         Accrued taxes                                             56             29
         Other liabilities                                        (23)           (58)
         Subordinated management fee                               10              9

            Net cash provided by operating activities             638            549

 Cash flows from investing activities:
    Property improvements and replacements                       (134)           (95)
    Deposits to restricted escrows                                (10)           (10)
    Receipts from restricted escrows                               22             10

            Net cash used in investing activities                (122)           (95)

 Cash flows from financing activities:

    Payments on mortgage notes payable                           (100)           (92)
    Distributions to partners                                    (360)        (1,052)
    Distributions to minority interest                             (7)          (158)

       Net cash used in financing activities                     (467)        (1,302)

 Net increase (decrease) in cash and cash equivalents              49           (848)

 Cash and cash equivalents at beginning of period               1,161          1,978

 Cash and cash equivalents at end of period                  $  1,210        $ 1,130

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                   $    491        $   498

           See Accompanying Notes to Consolidated Financial Statements

e)                         DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Transactions with Affiliated Parties

   Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Partnership s Managing General Partner with certain affiliates of Insignia providing property management and asset management services to the Partnership.

   The following payments were made to Insignia and its affiliates for the six months ended June 30, 1996 and 1995:


                                               1996            1995
                                                   (in thousands)

 Property management fees                     $ 127           $  120
 Reimbursement for services
    of affiliates                                66               81


Note B - Transactions with Affiliated Parties (continued)

   The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

   The partnership agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the partnership agreement. The fee is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the partnership agreement. Unpaid subordinated partnership management fees at June 30, 1996, were $59,000, of which $10,000 related to the six months ending June 30, 1996.

   On December 8, 1995, an affiliate of the Managing General Partner, DGP Acquisition, L.L.C., ("DGP Acquisition"), distributed an offer to purchase up to 11,349 Limited Partner Units (the "Tender Offer") for a cash price of $240 per Unit to Limited Partners of record as of October 1, 1995. The Tender Offer, which originally expired on January 8, 1996, was extended to January 16, 1996. Approximately 254 Limited Partners holding approximately 2,049 Units (7.22% of total Units) accepted the Tender Offer and sold their units to DGP Acquisition for an aggregate sales price of approximately $492,000. As of January 1996, there were 2,829 holders of record owning approximately 28,372 Units.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                       Average
                                                      Occupancy
                                                  1996         1995

 The Fairway Apartments
    Plano, Texas                                    97%         97%

 The Village Apartments
    Brandon, Florida                                98%         98%

 Brighton Crest Apartments
    Marietta, Georgia                               96%         95%


   The Partnership realized net income of $161,000 for the six months ended June 30, 1996, compared to net income of $200,000 for the six months ended June 30, 1995. The Partnership realized net income of $84,000 for the three months ended June 30, 1996, compared to net income of $40,000 for the three months ended June 30, 1995. The decrease in other income for the six months ended June 30, 1996, compared to the six months ended June 30, 1995, was primarily due to a nonrecurring tax refund received in the first quarter of 1995 for The Village Apartments resulting from a property tax appeal instituted by the Managing General Partner that resulted in a property value reassessment.

  The increase in operating expenses for the six months ended June 30, 1996, was due to increases of approximately $15,000 at The Fairway Apartments and
approximately $47,000 at Brighton Crest Apartments.   The increase at The
Fairway Apartments was primarily due to increases in advertising costs resulting from efforts to improve occupancy levels. The increase at Brighton Crest Apartments was primarily due to increases in advertising costs, utility costs, and miscellaneous administrative costs. The increase in maintenance expense for the six months ended June 30, 1996, was due to increases of approximately $14,000 at The Village Apartments and approximately $35,000 at The Fairway
Apartments.   The increase at The Village Apartments was  due to increases in sidewalk and parking lot repairs and major landscaping projects including sod,
shrub, and tree replacements.   The increase at The Fairway Apartments was due
to increases in exterior building maintenance resulting from siding and foundation repairs. In addition, landscaping expense increased due to tree trimming and tree removal projects and repairs to the sprinkler system. The loss on disposal of property related to roof replacements at The Fairway.

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

   The Partnership held unrestricted cash of $1,210,000 at June 30, 1996, compared to unrestricted cash of $1,130,000 at June 30, 1995. Net cash provided by operating activities increased primarily due to increased revenue collections and the timing of trade payables payments. Net cash used in investing activities increased due to increased property improvements and replacements. Net cash used in financing activities decreased due to decreased partner distributions and reduced distributions to the minority interest.

   On December 8, 1995, an affiliate of the Managing General Partner, DGP Acquisition, L.L.C., ("DGP Acquisition"), distributed an offer to purchase up to 11,349 Limited Partner Units (the "Tender Offer") for a cash price of $240 per Unit to Limited Partners of record as of October 1, 1995. The Tender Offer, which originally expired on January 8, 1996, was extended to January 16, 1996. Approximately 254 Limited Partners holding approximately 2,049 Units (7.22% of total Units) accepted the Tender Offer and sold their units to DGP Acquisition for an aggregate sales price of approximately $492,000. As of January 1996, there were 2,829 holders of record owning approximately 28,372 Units.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,243,000, net of discount, is amortized over periods ranging from 21 to approximately 29 years with balloon payments due in 2002 and 2003 at which time the individual properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $360,000 and $1,052,000 were made to the partners during the six months ended June 30, 1996 and 1995, respectively. Cash distributions of $7,000 and $158,000 were paid to the minority interest holder during the six months ended June 30, 1996 and 1995, respectively.


                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a)  Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended June 30, 1996.

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


                                    DAVIDSON GROWTH PLUS L.P.

                                    BY:   DAVIDSON DIVERSIFIED PROPERTIES, INC.,
                                          Managing General Partner



                                    BY:   /s/ Carroll D. Vinson
                                          Carroll D. Vinson
                                          President



                                    BY:   /s/ Robert D. Long
                                          Robert D. Long, Jr.
                                          Vice President/CAO



                                    DATE: July 31, 1996