Form 10QSB
period 1996-09-30
DAVIDSON GROWTH PLUS LP
filed 1996-11-06
CIK 795757

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996


Assets
 Cash and cash equivalents:
    Unrestricted                                                 $   895
    Restricted-tenant security deposits                              111
 Accounts receivable                                                   6
 Escrows for taxes and insurance                                     225
 Restricted escrows                                                  444
 Other assets                                                        434
 Investment properties:
    Land                                           $ 4,650
    Buildings and related personal property         18,867
                                                    23,517
    Less accumulated depreciation                   (8,185)       15,332

                                                                 $17,447

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                $    16
 Tenant security deposits                                            111
 Accrued taxes                                                       191
 Other liabilities                                                   265
 Subordinated management fee                                          63
 Mortgage notes payable                                           12,203

Minority Interest                                                    280

Partners' Capital (Deficit)
 General partner                                   $  (689)
 Limited partners (28,372 units
    issued and outstanding)                          5,007         4,318
                                                                 $17,447

           See Accompanying Notes to Consolidated Financial Statements

b)                             DAVIDSON GROWTH PLUS, L.P.

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except unit data)
                                      (Unaudited)

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                   1996         1995         1996           1995
Revenues:
  Rental income                  $ 1,253       $ 1,169     $ 3,705       $ 3,496
  Other income                        89            65         214           207
       Total revenues              1,342         1,234       3,919         3,703

Expenses:
  Operating                          397           403       1,192         1,130
  General and administrative          46            47         161           160
  Maintenance                        247           147         570           421
  Depreciation                       191           181         564           532
  Interest                           269           272         809           818
  Property taxes                     118           109         336           323
  Subordinated partnership
     management fee                    4             4          14            13
       Total expenses              1,272         1,163       3,646         3,397

  Loss on disposition of
     investment property              --            (6)         (8)           (9)

Minority interest in net
  income of joint venture            (25)           (7)        (59)          (39)

  Net income                     $    45       $    58     $   206       $   258

Net income allocated to
  general partners (3%)          $     1       $     2     $     6       $     8

Net income allocated to
  limited partners (97%)              44            56         200           250

                                 $    45       $    58     $   206       $   258

Net income per limited
  partnership unit               $  1.55       $  1.99     $  7.05       $  8.83

              See Accompanying Notes to Consolidated Financial Statements

c)                             DAVIDSON GROWTH PLUS, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                            (in thousands, except unit data)
                                      (Unaudited)

                                           Limited
                                         Partnership   General      Limited
                                            Units      Partners     Partners     Total
Original capital contributions          $  28,372    $     1      $ 28,376     $ 28,377

Partners' capital (deficit) at
   December 31, 1995                    $  28,372    $  (672)     $  5,544     $  4,872

Distributions to partners                      --        (23)         (737)        (760)

Net income for the nine months
  ended September 30, 1996                     --          6           200          206

Partners' capital (deficit) at
  September 30, 1996                    $  28,372    $  (689)     $  5,007     $  4,318

                 See Accompanying Notes to Consolidated Financial Statements

 d)                               DAVIDSON GROWTH PLUS, L.P.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                               1996          1995
Cash flows from operating activities:
   Net income                                               $   206       $   258
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                               564           532
     Amortization of discounts and loan costs                    74            73
     Minority interest in net income of joint
       venture                                                   59            39
     Loss on disposition of investment property                   8             9
     Change in accounts:
       Restricted cash                                           (2)           --
       Accounts receivable                                        4             2
       Escrows for taxes and insurance                           60          (169)
       Other assets                                             (48)           --
       Accounts payable                                         (17)            3
       Tenant security deposit liabilities                        5             3
       Accrued taxes                                             29           136
       Other liabilities                                        (28)           88
       Subordinated management fee                               14            13

          Net cash provided by operating activities             928           987

Cash flows from investing activities:
   Property improvements and replacements                      (185)         (181)
   Deposits to restricted escrows                                (8)          (15)
   Receipts from restricted escrows                              22            39

          Net cash used in investing activities                (171)         (157)

Cash flows from financing activities:
   Payments on mortgage notes payable                          (151)         (140)
   Distributions to partners                                   (760)       (1,388)
   Distributions to minority interest                          (112)         (175)

     Net cash used in financing activities                   (1,023)       (1,703)

Net decrease in cash and cash equivalents                      (266)         (873)

Cash and cash equivalents at beginning of period              1,161         1,978

Cash and cash equivalents at end of period                  $   895       $ 1,105

Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $   734       $   746

                 See Accompanying Notes to Consolidated Financial Statements

e)                        DAVIDSON GROWTH PLUS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

  Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Partnership's Managing General Partner with certain affiliates of Insignia providing property management and asset management services to the Partnership.

  The following payments were made to Insignia and its affiliates for the nine months ended September 30, 1996 and 1995:

                                                1996             1995
                                                   (in thousands)
Property management fees                        $192             $181
Reimbursement for services
  of affiliates                                  109              110


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES - CONTINUED

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

  The partnership agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement, and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the partnership agreement. Unpaid subordinated partnership management fees at September 30, 1996, were $63,000, of which $14,000 related to the nine months ending September 30, 1996.

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

  On August 29, 1996, the Limited Partnership Agreement was amended to remove Davidson Diversified Properties, Inc. ("DDPI") as Managing General Partner and admit Davidson Growth Plus GP Corporation ("DGPGP"), an affiliate, as Managing General Partner in the place and stead of DDPI effective as of that date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
                                                  1996         1995
Brighton Crest Apartments
   Marietta, Georgia                                96%         95%

The Fairway Apartments
  Plano, Texas                                      97%         97%

The Village Apartments
  Brandon, Florida                                  98%         98%


   The Partnership realized net income of approximately $206,000 for the nine months ended September 30, 1996, compared to net income of approximately $258,000 for the nine months ended September 30, 1995. The Partnership realized net income of approximately $45,000 for the three months ended September 30, 1996, compared to net income of approximately $58,000 for the three months ended September 30, 1995. The decrease in net income for the three and nine month periods ended September 30, 1996, is primarily attributable to increased maintenance expenses. The increase in maintenance expenses was due to phase one of a three phase exterior renovation project at The Fairway Apartments totaling approximately $101,000. Expenses associated with this project include exterior painting and siding replacement and the addition of ground floor patio fencing. Also contributing to the increase in maintenance expenses were tree trimming, tree removal, and sprinkler repairs at The Fairway Apartments, and sidewalk and parking lot repairs at The Village Apartments. Mitigating the increase in maintenance expense was an increase in rental and other income. Rental income increased as a result of increases in rental rates at all of the properties. Other income increased due to increased corporate unit rentals at Brighton Crest Apartments in connection with the 1996 Summer Olympics. The loss on disposal of property related to roof replacements at The Fairway Apartments.

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

   The Partnership held unrestricted cash of approximately $895,000 at September 30, 1996, compared to unrestricted cash of approximately $1,105,000 at September 30, 1995. Net cash provided by operating activities decreased primarily due to the increase in maintenance expenses noted above. Net cash used in investing activities increased primarily due to a decrease in receipts from restricted escrows. Net cash used in financing activities decreased due to decreased distributions to partners.

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

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,203,000, net of discount, is amortized over periods ranging from 21 to approximately 29 years with balloon payments due in 2002 and 2003 at which time the individual properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $760,000 and $1,388,000 were made to the partners during the nine months ended September 30, 1996 and 1995, respectively. Cash distributions of $112,000 and $175,000 were paid to the minority interest holder during the nine months ended September 30, 1996 and 1995, respectively.

                         PART II - OTHER INFORMATION



ITEM 5. OTHER INFORMATION

      On August 29, 1996, the Limited Partnership Agreement was amended to remove Davidson Diversified Properties, Inc. ("DDPI") as managing general partner and admit Davidson Growth Plus GP Corporation ("DGPGP"), an affiliate, as managing general partner in the place and stead of DDPI effective as of that date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibits:  None.

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:

        None filed during the quarter ended September 30, 1996.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DAVIDSON GROWTH PLUS L.P.

                              BY: Davidson Growth Plus GP Corporation
                                  Managing General Partner


                              BY:  /s/ Carroll D. Vinson
                                   Carroll D. Vinson
                                   President

                              By:  /s/ Robert D. Long, Jr.
                                   Robert D. Long, Jr.
                                   Vice President/CAO


                              Date: November 6, 1996