Form 10KSB
period 1996-12-31
DAVIDSON GROWTH PLUS LP
filed 1997-03-18
CIK 795757

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(D)
                 (As last amended by 34-31905, eff. 4/26/93)

                                 FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[  ]  Transition Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $5,256,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that such trading would not exceed $25,000,000.
                     DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated August 13, 1986 (included in Registration Statement, No. 0-15675, of Registrant) are incorporated by reference into Parts I and III.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Davidson Growth Plus, L.P. (the "Registrant") is a Delaware limited partnership organized in May 1986. The general partners of the Registrant were Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner") and James T. Gunn ("Individual General Partner") (collectively, the "General Partners").

On August 29, 1996, the Limited Partnership Agreement was amended to remove Davidson Diversified Properties, Inc. ("DDPI") as Managing General Partner and admit Davidson Growth Plus GP Corporation ("DGPGP"), an affiliate, as Managing General Partner in the place and stead of DDPI effective as of that date.

The offering of the Registrant's limited partnership units ("Units") commenced on August 13, 1986, and terminated on March 30, 1988. The Registrant received gross proceeds from the offering of approximately $28,376,000 and net proceeds of approximately $25,254,000.

The Registrant's primary business is to acquire, operate and hold existing income-producing residential real estate. Industry segment information is not relevant. The Registrant does not engage in any foreign operations nor derive any income from foreign sources.

All of the net proceeds of the offering were invested in four properties, of which three continue to be held by the Partnership. See "Item 2. Description of Properties," below for a description of the Registrant's remaining properties.

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

For the year ended December 31, 1996, the Registrant's three properties accounted for, in the aggregate, approximately 99% of the Registrant's gross revenues.

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

Employees

The Registrant has no employees. Management and administrative services are performed by Davidson Growth Plus GP Corporation, the Managing General Partner, and by affiliates of Insignia Financial Group, Inc. ("Insignia"). Effective January 1, 1992, affiliates of Insignia began to provide asset management, partnership administration, and investor relations services to the Registrant. See "Item 12. Certain Relationships and Related Transactions" for an enumeration of the affiliates and the compensation and reimbursement received from the Registrant during 1996 and 1995.

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

The Fairway Apts.          05/18/88  Fee ownership subject to         Apartment
  Plano, Texas                       first and second mortgages       256 units

The Village Apts.          05/31/88  Fee ownership subject to         Apartment
  Brandon, Florida                   first and second mortgages       112 units


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                          Gross
                        Carrying     Accumulated                         Federal
Property                  Value      Depreciation    Rate     Method    Tax Basis
Brighton Crest Apts.     $12,741    $(4,838)       5-25 yrs     S/L      $12,449

The Fairway Apts.          6,578     (1,990)        5-25 yrs    S/L       5,817

The Village Apts.          4,250     (1,549)        5-25 yrs    S/L       3,599

                         $23,569    $(8,377)                              $21,865


See Note A of the consolidated financial statements included in "Item 7" for the partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                          Principal                                     Principal
                         Balance At                                      Balance
                         December 31,  Interest    Period    Maturity     Due At
Property                     1996         Rate    Amortized    Date      Maturity
Brighton Crest Apts.
  1st mortgage           $ 6,215       7.83%     28.67 yrs  10/15/03     $5,516
  2nd mortgage               199       7.83%        (1)     10/15/03        199

The Fairway Apts.
  1st mortgage             3,969       7.60%     21.42 yrs  11/15/02      3,142
  2nd mortgage               135       7.60%        (1)     11/15/02        135

The Village Apts.
  1st mortgage             1,912       7.83%     28.67 yrs  10/15/03      1,697
  2nd mortgage                61       7.83%        (1)     10/15/03         61

    Total                 12,491

Less unamortized
  discounts                 (329)

       Total             $12,162

(1) Interest only payments

The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13% for Brighton Crest Apartments and The Village Apartments and 8.76% for the Fairway Apartments.

Average annual rental rate and occupancy for 1996 and 1995 for each property:

                                Average Annual                 Average
                                 Rental Rates                 Occupancy
Property                       1996          1995          1996         1995

Brighton Crest Apts.      $8,119/unit    $7,827/unit       96%          95%
The Fairway Apts.          7,143/unit     6,655/unit       97%          97%
The Village Apts.          8,104/unit     7,842/unit       98%          98%


Real estate taxes and rates in 1996 for each property were:
(dollar amounts in thousands)

                                  1996         1996
                                  Taxes        Rate

Brighton Crest Apts.             $191         3.26%
The Fairway Apts.                 163         2.36%
The Village Apts.                  82         2.60%


  As noted under "Item 1. Description of Business," the Registrant's properties are subject to competition from similar properties in the vicinity in which the Registrant's properties are located. It is the Managing General Partner's opinion that the properties are adequately covered by insurance. All properties are multifamily residential housing developments with lease terms of one year or less. No resident leases 10% or more of the available rental space.

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


                                           PART II


ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1996, there was minimal trading of the Units in the secondary market. On December 8, 1995, an affiliate of the Managing General Partner, DGP Acquisition, L.L.C., ("DGP Acquisition"), distributed an offer to purchase up to 11,349 Limited Partner Units (the "Tender Offer") for a cash price of $240 per Unit to Limited Partners of record as of October 1, 1995. The Tender Offer, which originally expired on January 8, 1996, was extended to January 16, 1996. Approximately 254 Limited Partners holding 2,048.58 Units (7.22% of total Units) accepted the Tender Offer and sold their units to DGP Acquisition for an aggregate sales price of approximately $492,000. As of January 1997, there were 2,812 holders of record owning an aggregate of 28,371.75 Units.

Distributions per Unit for the years ended December 31, 1996, and December 31, 1995, were $26 and $47, respectively. Calculations are based upon the weighted average number of Units outstanding.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership realized net income of approximately $329,000 for the year ended December 31, 1996, compared to net income of approximately $344,000 for the year ended December 31, 1995. The decrease in net income for the year ended December 31, 1996, is primarily attributable to increased maintenance expenses. The increase in maintenance expenses was due to phase one, totaling approximately $101,000, of a three phase exterior renovation project at The Fairway Apartments. Expenses associated with this project include exterior painting and siding replacement and the addition of ground floor patio fencing. Also contributing to the increase in maintenance expenses were tree trimming, tree removal, and sprinkler repairs at The Fairway Apartments, and sidewalk and parking lot repairs at The Village Apartments. Mitigating the increase in maintenance expense was an increase in rental and other income. Rental income increased as a result of increases in rental rates at all of the properties. Other income increased due to increased corporate unit rentals at Brighton Crest Apartments in connection with the 1996 Summer Olympics.

Included in maintenance expense is approximately $273,000 of major repairs and maintenance comprised primarily of major landscaping expenses, exterior building repairs and parking lot repairs.

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

The Partnership held unrestricted cash of approximately $1,108,000 at December 31, 1996, compared to unrestricted cash of approximately $1,160,000 at December 31, 1995. Net cash provided by operating activities increased primarily due to a decrease in tax escrow funding. Net cash used in investing activities increased primarily due to a decrease in receipts from restricted escrows. Net cash used in financing activities decreased due to decreased distributions to partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,162,000, net of discount, is amortized over periods ranging from 21 to approximately 29 years with balloon payments due in 2002 and 2003 at which time the individual properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $760,000 and $1,389,000 were made to the partners during the year ended December 31, 1996 and 1995, respectively. Cash distributions of $112,000 and $175,000 were paid to the minority interest holder during the year ended December 31, 1996 and 1995, respectively.



ITEM 7.  FINANCIAL STATEMENTS


DAVIDSON GROWTH PLUS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


      Independent Auditors' Report

      Consolidated Balance Sheet - December 31, 1996

      Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

      Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

      Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
        1995

      Notes to Consolidated Financial Statements





              Report of Ernst & Young LLP, Independent Auditors





The Partners
Davidson Growth Plus, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Growth Plus, L.P. (A Limited Partnership) as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. (A Limited Partnership) as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                        /s/ ERNST & YOUNG LLP


Greenville, South Carolina
 January 23, 1997



                          DAVIDSON GROWTH PLUS, L.P.

                          CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1996

Assets
 Cash and cash equivalents:
    Unrestricted                                                          $ 1,108
    Restricted-tenant security deposits                                       108
 Accounts receivable                                                            2
 Escrows for taxes and insurance                                              244
 Restricted escrows                                                           449
 Other assets                                                                 372
 Investment properties (Notes B and E):
    Land                                         $ 4,650
    Buildings and related personal property       18,919

                                                  23,569
    Less accumulated depreciation                 (8,377)                  15,192

                                                                          $17,475

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                         $    33
 Tenant security deposits                                                     108
 Accrued taxes                                                                163
 Other liabilities                                                            202
 Subordinated management fee (Note D)                                          67
 Mortgage notes payable (Note B)                                           12,162

Minority Interest                                                             299

Partners' Capital (Deficit)
 General partners                                $  (686)
 Limited partners (28,371.75 units
    issued and outstanding)                        5,127                    4,441

                                                                          $17,475

         See Accompanying Notes to Consolidated Financial Statements


                          DAVIDSON GROWTH PLUS, L.P.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                 Year Ended December 31,
                                                  1996               1995

Revenues:
  Rental income                                  $ 4,969            $ 4,702
  Other income                                       287                266
       Total revenues                              5,256              4,968

Expenses:
  Operating                                        1,606              1,516
  General and administrative                         208                214
  Maintenance                                        750                594
  Depreciation                                       757                712
  Interest                                         1,076              1,090
  Property taxes                                     434                428
  Subordinated partnership management fee             18                 13
       Total expenses                              4,849              4,567

Minority interest in net income of joint
venture                                              (78)               (57)

  Net income (Note C)                            $   329            $   344

Net income allocated to general partners (3%)    $    10            $    10
Net income allocated to limited partners (97%)       319                334

                                                 $   329            $   344

Net income per limited partnership unit          $ 11.25            $ 11.75

         See Accompanying Notes to Consolidated Financial Statements


                          DAVIDSON GROWTH PLUS, L.P.

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                 Limited
                               Partnership    General     Limited
                                  Units       Partners    Partners      Total

Original capital contributions  28,371.75     $      1    $ 28,376     $28,377

Partners' capital (deficit) at
  December 31, 1994             28,371.75     $   (641)   $  6,558     $ 5,917

Distributions to partners              --          (42)     (1,347)     (1,389)

Net income for the year ended
  December 31, 1995                    --           10         334         344

Partners' capital (deficit) at
  December 31, 1995             28,371.75         (673)      5,545       4,872

Distributions to partners              --          (23)       (737)       (760)

Net income for the year ended
  December 31, 1996                    --           10         319         329

Partners' capital (deficit) at
  December 31, 1996             28,371.75     $   (686)   $  5,127     $ 4,441

          See Accompanying Notes to Consolidated Financial Statements


                          DAVIDSON GROWTH PLUS, L.P.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands, except unit data)

                                                           Years Ended December 31,
                                                              1996          1995
Cash flows from operating activities:
  Net income                                                $   329       $   344
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                757           712
    Amortization of discounts and loan costs                    100            97
    Minority interest in net income of joint
      venture                                                    78            57
    Loss on disposal of property                                  7             9
    Change in accounts:
      Restricted cash                                            --             3
      Accounts receivable                                         7            (1)
      Escrows for taxes and insurance                            42           (34)
      Accounts payable                                           --           (27)
      Tenant security deposit liabilities                         3            (2)
      Accrued taxes                                               1           (15)
      Other liabilities                                         (90)          (72)
      Subordinated management fee                                18            13

         Net cash provided by operating activities            1,252         1,084

Cash flows from investing activities:
  Property improvements and replacements                       (237)         (229)
  Deposits to restricted escrows                                (13)          (20)
  Receipts from restricted escrows                               22            99

         Net cash used in investing activities                 (228)         (150)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (204)         (188)
  Distributions to partners                                    (760)       (1,389)
  Distributions to minority interest                           (112)         (175)

         Net cash used in financing activities               (1,076)       (1,752)

Net decrease in cash and cash equivalents                       (52)         (818)
Cash and cash equivalents at beginning of year                1,160         1,978
Cash and cash equivalents at end of year                    $ 1,108       $ 1,160

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   976       $   992

                See Accompanying Notes to Consolidated Financial Statements


                         DAVIDSON GROWTH PLUS, L.P.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Davidson Growth Plus, L.P. (the "Partnership") is a Delaware limited partnership organized in May 1986 to acquire and operate residential and commercial real estate properties. As of December 31, 1996, the Partnership operates three residential properties located in Marietta, Georgia, Plano, Texas and Brandon, Florida.

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

INVESTMENT PROPERTIES

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.
The effect of adoption was not material.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

RESTRICTED ESCROWS

      1)   CAPITAL IMPROVEMENT RESERVES

During 1993, at the time of the new financing of Brighton Crest Apartments and The Village Apartments, a portion of the proceeds were designated for "Capital Improvement Reserves" for certain capital improvements, of which approximately $120,000 related to Brighton Crest Apartments and $34,000 related to The Village Apartments. All of the capital improvements needed and required at Brighton Crest Apartments and The Village were completed at December 31, 1996. The remaining balances of approximately $9,000 from Brighton Crest Apartments and approximately $13,000 from The Village were released for property operations.

During 1992, at the time of the refinancing of The Fairway Apartments mortgage note payable, approximately $238,000 of the proceeds were designated for a "Capital Improvement Reserve" for certain capital improvements. All capital improvements needed and required were completed at December 31, 1995.

      2)   RESERVE ACCOUNT

In addition to the Capital Improvement Reserves, general Reserve Accounts also were established with a portion of the proceeds from the 1993 financing, of which approximately $155,000 related to Brighton Crest Apartments and approximately $53,000 related to The Village Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage notes) from the properties to the respective reserve accounts until the reserve accounts equaled $400 per apartment unit or $128,000 for Brighton Crest Apartments, and $44,800 for The Village Apartments. At December 31, 1996, the balances in the reserves for Brighton Crest Apartments and The Village Apartments were approximately $140,000 and $48,000, respectively.

In addition to the Capital Improvement Reserve established in 1992, a general Reserve Account of $256,000 was established with the refinancing proceeds for The Fairway Apartments. The balance in the reserve at December 31, 1996, was approximately $261,000. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. Upon use of the funds in this reserve the Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the respective reserve account until the reserve accounts equal $1,000 per apartment unit or $256,000 in total.

ADVERTISING

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $74,000 and $62,000 for the years ended December 31, 1996 and 1995, respectively.

PRESENT VALUE DISCOUNTS

Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized using the interest method over the life of the related debt. The amortization expense is included in interest expense.

FAIR VALUE

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.


NOTE B -  MORTGAGE NOTES PAYABLE
(dollar amounts in thousands)

The principal terms of mortgage notes payable are as follows:


                      Principal     Monthly                           Principal
                     Balance At     Payment      Stated                Balance
                    December 31,   Including    Interest   Maturity    Due At
Property                 1996     Interest       Rate       Date      Maturity

The Fairway Apts.
 1st mortgage           $ 3,969      $  34          7.60%     11/15/02    $3,142
 2nd mortgage               135          1(1)       7.60%     11/15/02       135

Brighton Crest Apts.
 1st mortgage             6,215         47          7.83%     10/15/03     5,516
 2nd mortgage               199          1(1)       7.83%     10/15/03       199

The Village Apts.
 1st mortgage             1,912         14          7.83%     10/15/03     1,697
 2nd mortgage                61         --(1)(2)    7.83%     10/15/03        61

                         12,491

Less unamortized
 discounts                 (329)

    Totals              $12,162




(1)  Interest only payments
(2)  Monthly payment including interest is less than $1,000.

The carrying value of the Partnership's mortgages approximates the fair value.

The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13% for Brighton Crest Apartments and The Village Apartments and 8.76% for the Fairway Apartments.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties including the respective property's revenues. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31 are as follows:


         Years Ending December 31,
               1997                                  $   220
               1998                                      238
               1999                                      257
               2000                                      277
               2001                                      299
               Thereafter                             11,200
                                                     $12,491


NOTE C - INCOME TAXES
(dollar amounts in thousands, except unit data)

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

Differences between the net income as reported and Federal taxable income result primarily from (1) amortization of present value discounts, (2) depreciation over different methods and lives and on differing cost bases of apartment properties, and (3) change in rental income received in advance. The following is a reconciliation of reported net income and Federal taxable income:

                                            1996              1995

Net income as reported                     $ 329             $ 344
Add (deduct):
Depreciation differences                    (121)             (152)
Unearned income                              (37)              (83)
Miscellaneous                                 67                (6)

Federal taxable income                     $ 238             $ 103

Federal taxable income per
limited partnership unit                   $8.12             $3.53

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

Net assets as reported                                $ 4,441

Land and buildings                                      5,660

Accumulated depreciation                                1,013

Syndication and distribution costs                      3,766

Other                                                    (696)

Net assets - Federal tax basis                        $14,184



NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Partnership's Managing General Partner, with certain affiliates of Insignia providing property management and asset management services to the Partnership.

The following payments were made to Insignia and its affiliates in 1996 and 1995:

                                                    1996       1995
                                                     (in thousands)

Property management fees                           $ 259      $ 243
Reimbursement for services
   of affiliates                                     143        150


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

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement, and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the partnership agreement. Unpaid subordinated partnership management fees at December 31, 1996, are approximately $67,000. Included in the $67,000 subordinated management fee payable at December 31, 1996, were partnership management fees of approximately $13,000 for 1995 and $18,000 for 1996.

On December 8, 1995, an affiliate of the Managing General Partner, DGP Acquisition, L.L.C., ("DGP Acquisition"), distributed an offer to purchase up to 11,349 Limited Partner Units (the "Tender Offer") for a cash price of $240 per Unit to Limited Partners of record as of October 1, 1995. The Tender Offer, which originally expired on January 8, 1996, was extended to January 16, 1996. Approximately 254 Limited Partners holding 2,049 Units (7.22% of total Units) accepted the Tender Offer and sold their units to DGP Acquisition for an aggregate sales price of approximately $492,000. As of January 1997, there were 2,812 holders of record owning approximately 28,372 Units.

On August 29, 1996, the Limited Partnership Agreement was amended to remove Davidson Diversified Properties, Inc. ("DDPI") as Managing General Partner and admit Davidson Growth Plus GP Corporation ("DGPGP"), an affiliate, as Managing General Partner in the place and stead of DDPI effective as of that date.


NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)

                                       Initial Cost
                                       To Partnership
                                                                    Cost
                                                   Buildings    Capitalized
                                                  and Related    (Removed)
                                                    Personal   Subsequent to
Description             Encumbrances    Land        Property    Acquisition

Investment Properties

Brighton Crest Apts.
 Marietta, Georgia           $ 6,414    $2,619       $13,122     $   1,070
                                                                    (4,070)
The Fairway Apts.
 Plano, Texas                  4,104     2,560         3,883         1,083
                                                                      (948)
The Village Apts.
 Brandon, Florida              1,973       615         3,799           474
                                                                      (638)

    Totals                   $12,491    $5,794       $20,804       $(3,029)



                      Gross Amount At Which Carried
                            At December 31, 1996
                                Buildings
                                  and                 Accum-      Date              Deprec-
                                Related               ulated       of       Date     iable
                                Personal             Depreci-  Construct-    Acq-    Life-
Description             Land    Property    Total     ation       ion       uired    Years
Brighton Crest Apts.
 Marietta, Georgia     $1,911     $10,830  $12,741  $(4,838)      1987      09/87     25

The Fairway Apts.
 Plano, Texas           2,213       4,365   6,578    (1,990)      1979      05/88     25

The Village Apts.
 Brandon, Florida         526       3,724   4,250    (1,549)      1986      05/88     25

    Totals             $4,650     $18,919  $23,569  $(8,377)


The depreciable lives included above are for the buildings. The depreciable lives for related personal property are 5 to 15 years.


Reconciliation of "Investment Properties and Accumulated Depreciation:"

                                            Years Ended December 31,
                                             1996              1995
Investment Properties
Balance at beginning of year                $23,343           $23,131
     Property improvements                      237               229
     Disposal of property                       (11)              (17)

Balance at End of Year                      $23,569           $23,343

Accumulated Depreciation
Balance at beginning of year                $ 7,624           $ 6,920
 Additions charged to expense                   757               712
 Disposal of property                            (4)               (8)

Balance at end of year                      $ 8,377           $ 7,624

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is approximately $29,229,000 and $28,992,000.
The accumulated depreciation for Federal income tax purposes at December 31, 1996 and 1995, is approximately $7,364,000 and $6,485,000, respectively.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant does not have any directors or officers. The Managing General Partner, Davidson Growth Plus GP Corporation, is responsible for the management and control of substantially all of the Registrant's operations and has general responsibility and ultimate authority in all matters affecting the Registrant's business. The Individual General Partner, in his capacity as such, did not devote any material amount of business time or attention to the Registrant's affairs.

The present officers of the Managing General Partner are listed below


Name                                     Age          Position

William H. Jarrard, Jr.                  50           President

Ronald Uretta                            40           Vice President
                                                      and Treasurer

John K. Lines                            37           Vice President
                                                      and Secretary
Martha Long                              37           Controller

Kelley M. Buechler                       39           Assistant Secretary


William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and controller of MAG.

John K. Lines has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Martha L. Long is Senior Vice President - Finance and Controller of Insignia. In June 1994, Ms. Long joined the Company as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of The First Savings Bank, FSB in Greenville, SC.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.

ITEM 10.   EXECUTIVE COMPENSATION

The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1996 or 1995. See "Note D" of the Notes to the Consolidated Financial Statements in "Item 7" for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 17, 1997, no security holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant.

As of February 17, 1997, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Davidson Growth Plus G.P. Corporation, the Managing General Partner of the Registrant, is owned by an affiliate of Insignia.

Effective January 1, 1992, services for partnership administration, asset management, and investor relations were assumed by affiliates of Insignia. Affiliates of Insignia received property management fees of approximately $259,000 and $243,000 in 1996 and 1995, respectively. Expense reimbursements of approximately $143,000 and $150,000 were received in 1996 and 1995, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Registrant. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. The fee is payable only after the Registrant has distributed to all limited partners, adjusted cash from operations in any year equal to 10% of their adjusted invested capital as defined in the Partnership Agreement. Fees of approximately $67,000 are unpaid at December 31, 1996 (See "Note D" to the Consolidated Financial Statements in "Item 7").


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         No Reports on Form 8-K were filed during the fourth quarter of 1996.


                                  SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DAVIDSON GROWTH PLUS, L.P.

                             By:  Davidson Growth Plus G.P. Corporation
                                  as Managing General Partner



                             By:    /s/ William H. Jarrard, Jr.
                                   William H. Jarrard, Jr.
                                   President


                             Date: March 18, 1997


    In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/ William H. Jarrard, Jr.           President
William H. Jarrard, Jr.


/s/ Ronald Uretta                     Vice President and
Ronald Uretta                         Treasurer


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

10G Assignment of Contract for Purchase of Real Estate for The Terrace at Windy Hill dated August 31, 1987 between Tennessee Trust Company and the Registrant, is incorporated by reference to Exhibit 10(b) to the Regis-trant's Current Report on Form 8-K dated August 31, 1987.

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

10Y Stock certificate, dated December 31, 1991 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation.
10Z    Contracts related to refinancing of debt:

     (a)First Deeds of Trust and Security Agreements dated October 28, 1992 between The New Fairways, L.P. and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Fairway Apartments are incorporated by reference to Exhibit 10Z
        (a) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.
     (b)Second Deeds of Trust and Security Agreements dated October 28, 1992 between The New Fairways, L.P. and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Fairway Apartments are incorporated by reference to Exhibit 10Z
        (b) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

     (c)First Assignments of Leases and Rents dated October 28, 1992 between The New Fairways, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Fairway Apartments are incorporated by reference to Exhibit 10Z (c) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

     (d)Second Assignments of Leases and Rents dated October 28, 1992 between The New Fairways, L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Fairway Apartments are incorporated by reference to Exhibit 10Z (d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

     (e)First Deeds of Trust Notes dated October 28, 1992 between The New Fairways, L.P. and First Commonwealth Realty Credit Corporation, relating to Fairway Apartments are incorporated by reference to Exhibit 10Z (e) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

     (f)Second Deeds of Trust Notes dated October 28, 1992 between The New Fairways, L.P. relating to Fairway Apartments are incorporated by reference to Exhibit 10Z (f) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

10AA Contracts related to refinancing of debt:

     (a)First Deeds of Trust and Security Agreements dated September 30, 1993 between Davidson Growth Plus, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing The Village Apartments are incorporated by reference to Exhibit 10AA (a) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

     (b)Second Deeds of Trust and Security Agreements dated September 30, 1993 between Davidson Growth Plus, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing The Village Apartments are incorporated by reference to Exhibit 10AA (b) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

     (c)First Assignments of Leases and Rents dated September 30, 1993 between Davidson Growth Plus, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing The Village Apartments are incorporated by reference to Exhibit 10AA (c) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

     (d)Second Assignments of Leases and Rents dated September 30, 1993 between Davidson Growth Plus, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing The Village Apartments are incorporated by reference to Exhibit 10AA (d) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

     (e)First Deeds of Trust Notes dated September 30, 1993 between Davidson Growth Plus, L.P. and Lexington Mortgage Company, relating to The Village Apartments are incorporated by reference to Exhibit 10AA (e) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

     (f)Second Deeds of Trust Notes dated September 30, 1993 between Davidson Growth Plus, L.P. and Lexington Mortgage Company, relating to The Village Apartments are incorporated by reference to Exhibit 10AA (f) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

10BB Contracts related to refinancing of debt:

     (a)First Deeds of Trust and Security Agreements dated September 30, 1993 between Brighton Crest, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Brighton Crest Apartments are incorporated by reference to Exhibit 10BB (a) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

     (b)Second Deeds of Trust and Security Agreements dated September 30, 1993 between Brighton Crest, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Brighton Crest Apartments are incorporated by reference to Exhibit 10BB (b) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

     (c)First Assignments of Leases and Rents dated September 30, 1993 between Brighton Crest, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Brighton Crest Apartments are incorporated by reference to Exhibit 10BB (c) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

     (d)Second Assignments of Leases and Rents dated September 30, 1993 between Brighton Crest, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Brighton Crest Apartments are incorporated by reference to Exhibit 10BB (d) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

     (e)First Deeds of Trust Notes dated September 30, 1993 between Brighton Crest, L.P. and Lexington Mortgage Company, relating to Brighton Crest Apartments are incorporated by reference to Exhibit 10BB (e) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

     (f)Second Deeds of Trust Notes dated September 30, 1993 between Brighton Crest, L.P. and Lexington Mortgage Company, relating to Brighton Crest Apartments are incorporated by reference to Exhibit 10BB (f) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

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