Form 10QSB
period 1997-03-31
DAVIDSON GROWTH PLUS LP
filed 1997-05-07
CIK 795757

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


                For the quarterly period ended March 31, 1997

                                      or

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

                                  March 31, 1997


Assets
 Cash and cash equivalents:
    Unrestricted                                                   $ 1,033
    Restricted-tenant security deposits                                107
 Accounts receivable                                                     4
 Escrows for taxes and insurance                                       188
 Restricted escrows                                                    453
 Other assets                                                          358
 Investment properties:
    Land                                           $ 4,650
    Buildings and related personal property         18,948
                                                    23,598
    Less accumulated depreciation                   (8,570)         15,028

                                                                   $17,171


Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                  $    42
 Tenant security deposits                                              107
 Accrued taxes                                                         114
 Other liabilities                                                     180
 Subordinated management fee                                            75
 Mortgage notes payable                                             12,119
                                                                       285
Minority Interest

Partners' Capital (Deficit)
 General partners                                  $  (691)
 Limited partners (28,371.75 units                   4,940           4,249
    issued and outstanding)

                                                                   $17,171

           See Accompanying Notes to Consolidated Financial Statements

b)                          DAVIDSON GROWTH PLUS, L.P.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                     1997            1996
Revenues:
  Rental income                                     $1,243          $1,216
  Other income                                          57              62
       Total revenues                                1,300           1,278

Expenses:
  Operating                                            365             379
  General and administrative                            46              56
  Maintenance                                          119             180
  Depreciation                                         192             185
  Interest                                             267             271
  Property taxes                                       115             110
  Subordinated partnership management fee                8               6

       Total expenses                                1,112           1,187

Minority interest in net                               (21)            (14)
  income of joint venture

  Net income                                        $  167          $   77

Net income allocated to general partners (3%)       $    5          $    2
Net income allocated to limited partners (97%)         162              75

                                                    $  167          $   77
  Net income per limited partnership unit           $ 5.71          $ 2.63

           See Accompanying Notes to Consolidated Financial Statements

c)                             DAVIDSON GROWTH PLUS, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                            (in thousands, except unit data)
                                      (Unaudited)

                                        Limited
                                      Partnership     General      Limited
                                         Units        Partners     Partners        Total
Original capital contributions        28,371.75       $    1       $28,376        $28,377

Partners' capital (deficit)  at
   December 31, 1996                  28,371.75       $ (686)      $ 5,127        $ 4,441

Distributions to partners                    --          (10)         (349)          (359)

Net income for the three months
  ended March 31, 1997                       --            5           162            167

Partners' capital (deficit) at
  March 31, 1997                      28,371.75       $ (691)      $ 4,940        $ 4,249

           See Accompanying Notes to Consolidated Financial Statements


d)                             DAVIDSON GROWTH PLUS, L.P.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                                1997           1996
Cash flows from operating activities:
  Net income                                                   $  167          $   77
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                  192             185
    Amortization of discounts and loan costs                       25              25
    Minority interest in net income of joint venture               21              14
    Change in accounts:
      Restricted cash                                               1              (2)
      Accounts receivable                                          (1)              5
      Escrows for taxes and insurance                              56              46
      Accounts payable                                              9              26
      Tenant security deposit liabilities                          (1)              2
      Accrued taxes                                               (50)            (52)
      Other liabilities                                           (22)             23
      Accrued subordinated partnership management fee               8               6

         Net cash provided by operating activities                405             355

Cash flows from investing activities:
  Property improvements and replacements                          (28)            (56)
  Deposits to restricted escrows                                   (4)             (5)
  Receipts from restricted escrows                                 --               4

         Net cash used in investing activities                    (32)            (57)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (54)            (50)
  Distributions to partners                                      (359)           (360)
  Distributions to minority partner                               (35)             (7)

    Net cash used in financing activities                        (448)           (417)

Net decrease in cash and cash equivalents                         (75)           (119)

Cash and cash equivalents at beginning of period                1,108           1,161

Cash and cash equivalents at end of period                     $1,033          $1,042

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $  242          $  246

           See Accompanying Notes to Consolidated Financial Statements

e)                          DAVIDSON GROWTH PLUS, L.P.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Partnership's Managing General Partner, with certain affiliates of Insignia providing property management and asset management services to the Partnership.

The following payments were made to Insignia and its affiliates during the three months ended March 31, 1997 and 1996:



                                               1997              1996
                                                 (in thousands)
Property management fees                       $ 65            $ 63
Reimbursement for services
  of affiliates                                  32              30



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

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement, and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the partnership agreement. Unpaid subordinated partnership management fees at March 31, 1997, were $75,000, of which $8,000 relates to the three months ending March 31, 1997.

On December 8, 1995, an affiliate of the Managing General Partner, DGP Acquisition, L.L.C., ("DGP Acquisition"), distributed an offer to purchase up to 11,349 Limited Partner Units (the "Tender Offer") for a cash price of $240 per Unit to Limited Partners of record as of October 1, 1995. The Tender Offer, which originally expired on January 8, 1996, was extended to January 16, 1996. Approximately 254 Limited Partners holding approximately 2,049 Units (7.22% of total Units) accepted the Tender Offer and sold their units to DGP Acquisition for an aggregate sales price of approximately $492,000. As of January 1997, there were 2,829 holders of record owning approximately 28,372 Units.

On August 29, 1996, the Limited Partnership Agreement was amended to remove Davidson Diversified Properties, Inc. ("DDPI") as Managing General Partner and admit Davidson Growth Plus GP Corporation ("DGPGP"), an affiliate, as Managing General Partner in the place and stead of DDPI effective as of that date.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                      Average
                                                     Occupancy
                                                 1997         1996

The Fairway Apartments
  Plano, Texas                                    96%         98%
The Village Apartments
  Brandon, Florida                                98%         98%
Brighton Crest Apartments
  Marietta, Georgia                               91%         96%


The decrease in occupancy at Brighton Crest Apartments is attributable to tenants vacating the property to purchase homes in a favorable local housing market.

The Partnership realized net income of approximately $167,000 for the three months ended March 31, 1997, compared to net income of approximately $77,000 for the three months ended March 31, 1996. The increase in net income for the three month period ended March 31, 1997, is primarily attributable to a decrease in maintenance expense at each of the Partnership's properties. The decrease in maintenance expense at The Village Apartments was due to decreases in parking lot repairs and major landscaping related to tree trimming and removal. The decrease in maintenance expense at The Fairway Apartments was due to a decrease in foundation repairs at two of its apartment buildings. Brighton Crest's maintenance expense decreased as a result of decreased landscaping expense.

Included in maintenance expense is approximately $25,000 of major repairs and maintenance comprised primarily of plumbing fixture replacement and sewer repairs.

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

The Partnership held unrestricted cash of approximately $1,033,000 at March 31, 1997, compared to unrestricted cash of approximately $1,042,000 for the corresponding period of 1996. Net cash provided by operating activities increased primarily due to an increase in rental income combined with decreases in operating and maintenance expenses. Net cash used in investing activities decreased due to a decrease in property improvements and replacements. Net cash used in financing activities increased primarily due to increased distributions to the minority interest holder.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,119,000, net of discount, is amortized over 21 years to approximately 29 years with balloon payments due in 2002 and 2003 at which time the individual properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $359,000 and $360,000 were made to the partners for the quarters ended March 31, 1997, and 1996, respectively. Cash distributions of $35,000 and $7,000 were paid to the minority interest holder during the quarters ended March 31, 1997 and 1996, respectively.




                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)  Exhibits:  None.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)  Reports on Form 8-K:

          None filed during the quarter ended March 31, 1997.



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


                              DAVIDSON GROWTH PLUS L.P.

                              BY:  DAVIDSON GROWTH PLUS GP CORPORATION
                                   Managing General Partner


                              BY:   /s/ William H. Jarrard, Jr.
                                    William H. Jarrard, Jr.
                                    President


                              BY:  /s/ Ronald Uretta
                                   Ronald Uretta
                                   Vice President/Treasurer


                              DATE: May 7, 1997