Form 10QSB
period 1997-06-30
DAVIDSON GROWTH PLUS LP
filed 1997-07-24
CIK 795757

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


                 For the quarterly period ended June 30, 1997

                                      or

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

                                June 30, 1997



Assets
 Cash and cash equivalents:
    Unrestricted                                                    $ 1,139
    Restricted-tenant security deposits                                 108
 Accounts receivable                                                     12
 Escrows for taxes and insurance                                        303
 Restricted escrows                                                     459
 Other assets                                                           387
 Investment properties:
    Land                                          $ 4,650
    Buildings and related personal property        18,984
                                                   23,634
    Less accumulated depreciation                  (8,764)           14,870

                                                                    $17,278

Liabilities and Partners' Capital
Liabilities
 Accounts payable                                                   $    68
 Tenant security deposits                                               108
 Accrued taxes                                                          227
 Other liabilities                                                      194
 Subordinated management fee                                             78
 Mortgage notes payable                                              12,076

Minority Interest                                                       293

Partners' Capital (Deficit)
 General partners                                 $  (691)
 Limited partners (28,371.75 units
    issued and outstanding)                         4,925             4,234

                                                                    $17,278

           See Accompanying Notes to Consolidated Financial Statements


b)                          DAVIDSON GROWTH PLUS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)
                                   (Unaudited)







                                   For the Three Months     For the Six Months
                                      Ended June 30,           Ended June 30,
                                    1997         1996         1997       1996

Revenues:
  Rental income                   $ 1,211      $ 1,236      $ 2,454    $ 2,452
  Other income                         55           63          112        125
       Total revenues               1,266        1,299        2,566      2,577
Expenses:
  Operating                           394          416          759        795
  General and administrative           50           59           96        115
  Maintenance                         254          143          373        323
  Depreciation                        194          188          386        373
  Interest                            266          269          533        540
  Property taxes                      113          108          228        218
  Subordinated partnership
     management fee                     3            4           11         10
       Total expenses               1,274        1,187        2,386      2,374
  Loss on disposal of
     investment property               --           (8)          --         (8)
  Minority interest in net
     loss of joint venture             (7)         (20)         (28)       (34)
        Net (loss) income         $   (15)     $    84      $   152    $   161

  Net income allocated to
     general partners (3%)        $    --      $     3      $     5    $     5
  Net (loss) income allocated
     to limited partners (97%)        (15)          81          147        156

        Net (loss) income         $   (15)     $    84      $   152    $   161

  Net (loss) income per limited
     partnership unit:            $  (.53)     $  2.85      $  5.18    $  5.50

           See Accompanying Notes to Consolidated Financial Statements


c)                             DAVIDSON GROWTH PLUS, L.P.
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                            (in thousands, except unit data)
                                      (Unaudited)

                                        Limited
                                      Partnership     General      Limited
                                          Units      Partners      Partners        Total
Original capital contributions        28,371.75     $      1     $ 28,376      $ 28,377

Partners' (deficit) capital at
  December 31, 1996                   28,371.75     $   (686)    $  5,127      $  4,441

Distributions to partners                    --          (10)        (349)         (359)

Net income for the six months
  ended June 30, 1997                        --            5          147           152

Partners' (deficit) capital at
  June 30, 1997                       28,371.75     $   (691)    $  4,925      $  4,234

                See Accompanying Notes to Consolidated Financial Statements


d)                               DAVIDSON GROWTH PLUS, L.P.
                                       (in thousands)
                                        (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                               1997           1996
Cash flows from operating activities:
 Net income                                                $   152        $   161
 Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                               386            373
    Amortization of discounts and loan costs                    51             50
    Minority interest in net loss of joint venture              28             34
    Loss on disposal of property                                --              8
    Change in accounts:
      Restricted cash                                           --             (4)
      Accounts receivable                                       (9)             5
      Escrows for taxes and insurance                          (59)           (44)
     Other assets                                              (43)            --
      Accounts payable                                          35              8
      Tenant security deposit liabilities                       --              4
     Accrued taxes                                              64             56
      Other liabilities                                         (8)           (23)
      Accrued subordinated partnership management fee           10             10

        Net cash provided by operating activities              607            638

Cash flows from investing activities:
 Property improvements and replacements                        (64)          (134)
 Deposits to restricted escrows                                (10)           (10)
 Receipts from restricted escrows                               --             22

         Net cash used in investing activities                 (74)          (122)


Cash flows from financing activities:
 Payments on mortgage notes payable                           (108)          (100)
 Distributions to partners                                    (359)          (360)
 Distributions to minority interest                            (35)            (7)

         Net cash used in financing activities                (502)          (467)


Net increase in unrestricted cash and cash equivalents          31             49

Unrestricted cash and cash equivalents at beginning          1,108          1,161
 of period

Unrestricted cash and cash equivalents at end of period    $ 1,139        $ 1,210

Supplemental disclosure of cash flow information:
 Cash paid for interest                                    $   483        $   491

               See Accompanying Notes to Consolidated Financial Statements

e)                        DAVIDSON GROWTH PLUS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

The following payments were made to Insignia and its affiliates for the six months ended June 30, 1997 and 1996:


                                                1997             1996
                                                 (in thousands)
Property management fees                     $  127          $  127
Reimbursement for services
  of affiliates                                  66              66

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

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. The fee is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement. Unpaid subordinated partnership management fees at June 30, 1997, were approximately $78,000, of which approximately $11,000 related to the six months ending June 30, 1997.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                     Average
                                                    Occupancy

                                                  1997         1996
  The Fairway Apartments
   Plano, Texas                                    93%         97%
  The Village Apartments
   Brandon, Florida                                99%         98%
  Brighton Crest Apartments
   Marietta, Georgia                               90%         96%


The decrease in occupancy at The Fairway Apartments is attributable to an increase in rent that was necessary in order to meet market standards and due to increased concessions offered by competitors. The decrease in occupancy at Brighton Crest Apartments is attributable to tenants vacating the property in order to purchase homes. This property is located in a favorable housing market.

The Partnership realized net income of approximately $152,000 for the six months ended June 30, 1997, compared to net income of approximately $161,000 for the six months ended June 30, 1996. The Partnership realized a net loss of approximately $15,000 for the three months ended June 30, 1997, compared to net income of approximately $84,000 for the three months ended June 30, 1996.

The decrease in net income for both the three and six month periods ended June 30, 1997, is primarily attributable to an increase in maintenance expense, resulting from a wood replacement and painting project at The Fairway Apartments. This was offset somewhat by decreases in maintenance expense at The Village Apartments and Brighton Crest Apartments. The decrease in maintenance expense at The Village Apartments was due to decreases in parking lot repairs and major landscaping related to tree trimming and removal. The decrease in maintenance expense at Brighton Crest Apartments was due to a decrease in landscaping expense.

Included in maintenance expense for the six months ended June 30, 1997, is approximately $141,000 of major repairs and maintenance comprised primarily of expenses relating to the exterior project, including wood replacement and gutter repairs. Included in maintenance expense for the six months June 30, 1996, is approximately $113,000 of major repairs and maintenance comprised primarily of exterior building repairs and major landscaping.

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

The Partnership held unrestricted cash and cash equivalents of approximately $1,139,000 at June 30, 1997, compared to unrestricted cash and cash equivalents of approximately $1,210,000 at June 30, 1996. Net cash provided by operating activities decreased primarily due to an increase in other assets. This increase is due to increases in prepaid insurance due to the down-payment that was required at the policy renewal in May 1997. Net cash used in investing activities decreased due to decreased property improvements and replacements. Net cash used in financing activities increased due to increased distributions to the minority interest holder.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,076,000, net of discount, is amortized over periods ranging from approximately twenty-one years to approximately twenty-nine years with balloon payments due in 2002 and 2003, at which time the individual properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. The Managing General Partner is evaluating the economic position of the Partnership and the Partnership's ability to make a distribution. Cash distributions of $359,000 and $360,000 were made to the partners during the six months ended June 30, 1997 and 1996, respectively. Cash distributions of $35,000 and $7,000 were paid to the minority interest holder during the six months ended June 30, 1997 and 1996, respectively.


                         PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:

        None filed during the quarter ended June 30, 1997.

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


                             DAVIDSON GROWTH PLUS, L.P.

                             By:    Davidson Growth Plus G.P. Corporation
                                    Managing General Partner

                              By:   /s/ William H. Jarrard, Jr.
                                    William H. Jarrard, Jr.
                                    President

                              By:   /s/Ronald Uretta
                                    Ronald Uretta
                                    Vice President and Treasurer


                            Date:   July 24, 1997