Form 10QSB
period 1997-09-30
DAVIDSON GROWTH PLUS LP
filed 1997-11-04
CIK 795757

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


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


                                (864) 239-1000
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                        DAVIDSON GROWTH PLUS, L.P.
                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)
                                 (Unaudited)
                              September 30, 1997




Assets
 Cash and cash equivalents:
    Unrestricted                                               $   866
    Restricted-tenant security deposits                            115
 Accounts receivable                                                 4
 Escrows for taxes and insurance                                   424
 Restricted escrows                                                464
 Other assets                                                      361
 Investment properties:
    Land                                           $ 4,650
    Buildings and related personal property         19,057
                                                    23,707
    Less accumulated depreciation                   (8,962)     14,745

                                                               $16,979

Liabilities and Partners' Capital
Liabilities
 Accounts payable                                              $    23
 Tenant security deposits                                          115
 Accrued taxes                                                     341
 Other liabilities                                                 191
 Subordinated management fee                                        82
 Mortgage notes payable                                         12,032
Minority Interest                                                  269

Partners' (Deficit) Capital

 General partners                                  $  (701)
 Limited partners (28,371.75 units
  issued and outstanding)                            4,627      3,926
                                                               $16,979

           See Accompanying Notes to Consolidated Financial Statements


b)                          DAVIDSON GROWTH PLUS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)

                                            Three Months Ended   Nine Months Ended
                                               September 30,       September 30,
                                              1997       1996     1997      1996
Revenues:
  Rental income                             $ 1,260    $ 1,253  $ 3,714   $ 3,705
  Other income                                   62         89      174       214
       Total revenues                         1,322      1,342    3,888     3,919

Expenses:
  Operating                                     451        397    1,210     1,192
  General and administrative                     46         46      142       161
  Maintenance                                   176        247      549       570
  Depreciation                                  199        191      585       564
  Interest                                      267        269      800       809
  Property taxes                                115        118      343       336
  Subordinated partnership management fee         4          4       15        14

       Total expenses                         1,258      1,272    3,644     3,646

  Loss on disposal of property                   --         --       --        (8)

  Minority interest in net
      income of joint venture                   (13)       (25)     (41)      (59)

          Net income                        $    51    $    45  $   203   $   206

  Net income allocated to
      general partners (3%)                 $     2    $     1  $     6   $     6

  Net income allocated to
      limited partners (97%)                     49         44      197       200

           Net income                       $    51    $    45  $   203   $   206

  Net income per limited
      partnership unit                      $  1.73    $  1.55  $  6.94   $  7.05

              See Accompanying Notes to Consolidated Financial Statements

c)                          DAVIDSON GROWTH PLUS, L.P.
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)
                                  (Unaudited)

                                      Limited
                                    Partnership   General    Limited
                                       Units     Partners    Partners    Total
Original capital contributions       28,371.75  $      1   $  28,376  $  28,377

Partners' (deficit) capital at
  December 31, 1996                  28,371.75  $   (686)  $   5,127  $   4,441

Distributions to partners                   --       (21)       (697)      (718)

Net income for the nine months
  ended September 30, 1997                  --         6         197        203

Partners' (deficit) capital at
   September 30, 1997                28,371.75  $   (701)  $   4,627  $   3,926

            See Accompanying Notes to Consolidated Financial Statements


d)                             DAVIDSON GROWTH PLUS, L.P.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                               1997       1996
Cash flows from operating activities:
   Net income                                               $   203     $   206
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                               585         564
     Amortization of discounts and loan costs                    79          74
     Minority interest in net income of joint venture            41          59
     Loss on disposal of property                                --           8
     Change in accounts:
       Restricted cash                                           (7)         (2)
       Accounts receivable                                       (2)          4
       Escrows for taxes and insurance                         (180)         60
       Other assets                                             (35)        (48)
       Accounts payable                                         (10)        (17)
       Tenant security deposit liabilities                        7           5
       Accrued taxes                                            178          29
       Other liabilities                                        (11)        (28)
       Subordinated management fee                               15          14

          Net cash provided by operating activities             863         928

Cash flows from investing activities:
   Property improvements and replacements                      (138)       (185)
   Deposits to restricted escrows                               (14)         (8)
   Receipts from restricted escrows                              --          22

          Net cash used in investing activities                (152)       (171)

Cash flows from financing activities:
   Payments on mortgage notes payable                          (164)       (151)
   Distributions to partners                                   (718)       (760)
   Distributions to minority interest partner                   (71)       (112)

           Net cash used in financing activities               (953)     (1,023)

Net decrease in unrestricted cash and cash
    equivalents                                                (242)       (266)

Unrestricted cash and cash equivalents at beginning
    of period                                                 1,108       1,161
Unrestricted cash and cash equivalents at end
    of period                                               $   866     $   895

Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $   722     $   734

            See Accompanying Notes to Consolidated Financial Statements

e)                        DAVIDSON GROWTH PLUS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

The following payments were made to Insignia and its affiliates during the nine months ended September 30, 1997 and 1996:

                                                1997            1996
                                                  (in thousands)
Property management fees                      $ 192           $ 192
Reimbursement for services of affiliates        122             119
  (includes approximately $17,000 and
  $11,000 in construction oversight
  costs for the periods ended
  September 30, 1997, and 1996, respectively)


For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The partnership agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement, and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement. Unpaid subordinated partnership management fees at September 30, 1997, were $82,000, of which $15,000 related to the nine months ending September 30, 1997.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are suecured by 55 multi-family apartment mortgage loan pairs held in Trust, including The Fairway Apartments owned by the Partnership.

On August 29, 1996, the Limited Partnership Agreement was amended to remove Davidson Diversified Properties, Inc. ("DDPI") as Managing General Partner and admit Davidson Growth Plus GP Corporation ("DGPGP"), an affiliate, as Managing General Partner in the place and stead of DDPI effective as of that date.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership has a 82.5% investment in the Sterling Crest JV (the "Joint Venture"), which owns Brighton Crest Apartments. This investment is accounted for by the Partnership using the equity method of accounting. The minority interest partner's share of the Joint Venture is shown as "Minority Interest" on the Partnership's balance sheet.

NOTE D - DISTRIBUTIONS TO PARTNERS

During the nine months ended September 30, 1997, the Partnership paid cash distributions from operations of approximately $718,000. During the nine months ended September 30, 1996, the Partnership distributed approximately $760,000 from operations to the partners. In addition, cash distributions of $71,000 and $112,000 were paid to the minority interest partner during the nine months ended September 30, 1997 and 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


                                                       Average
                                                      Occupancy
                                                  1997         1996

Brighton Crest Apartments
  Marietta, Georgia                               92%          96%

The Fairway Apartments
  Plano, Texas                                    92%          97%

The Village Apartments
  Brandon, Florida                                99%          98%


The decrease in occupancy at Brighton Crest Apartments is attributable to the new home purchases in this area. The decrease in occupancy at The Fairway Apartments is due to increased rental rates and a demand for units with more bedrooms than are currently available at this complex.

The Partnership realized net income of approximately $203,000 for the nine months ended September 30, 1997, compared to net income of approximately $206,000 for the nine months ended September 30, 1996. The Partnership realized net income of approximately $51,000 for the three months ended September 30, 1997, compared to net income of approximately $45,000 for the three months ended September 30, 1996.

Net income for the three and nine months ended September 30, 1997, remained relatively constant as compared to the three and nine months ended September 30, 1996. However, there were fluctuations in several income and expense categories that warrant further explanation. Other income decreased for the three and nine months ended September 30, 1997, versus the same periods in 1996, due to a decrease in utility collections at Brighton Crest Apartments resulting from decreased utility expense incurred by the property as a result of fewer new tenant leases. During the nine months ended September 30, 1997, there was an increase in operating expenses. This increase is due to increases in referral fees and rental concessions at Brighton Crest Apartments. These expenses were incurred in an effort to attract new tenants to the property. Partially offsetting these increases in expenses were decreases in general and administrative and maintenance expenses. General and administrative expenses decreased due to a reduction in legal fees paid by the Partnership. Maintenance expenses decreased due to the completion of major repairs in 1996 at Brighton Crest Apartments and The Village Apartments. Additionally, there was a decrease in the minority interest in net income of joint venture which resulted from a decrease in the net income of the joint venture. Net income from Brighton Crest Apartments decreased primarily from a decrease in rental income and an increase in operating expenses. Rental income decreased as a result of decreased occupancy at the property (See discussion above). As mentioned previously, in an effort to combat the decrease in occupancy, the property offered increased referral fees and rental concessions, thereby increasing operating expense. The loss on disposal of property of $8,000 during the nine months ended September 30, 1996, resulted from the write-off of roofs at The Fairway Apartments. These roofs had not been fully depreciated at the time of the replacement.

Included in maintenance expense for the nine months ended September 30, 1997, is approximately $176,000 of major repairs and maintenance comprised primarily of expenses relating to the gutter and roof repair project. Included in maintenance expense for the nine months ended September 30, 1996, is approximately $227,000 of major repairs and maintenance comprised primarily of exterior building repairs and major landscaping.

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

The Partnership held unrestricted cash and cash equivalents of approximately $866,000 at September 30, 1997, compared to unrestricted cash and cash equivalents of approximately $895,000 at September 30, 1996. Net cash provided by operating activities decreased due to an increase in the escrows for taxes and insurance, partially offset by an increase in accrued taxes. Net cash used in investing activities decreased due to a decrease in capitalized property improvements and replacements. Net cash used in financing activities decreased due to decreased distributions to partners and to the minority interest partner.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,032,000, net of discount, is amortized over periods ranging from approximately twenty-one to approximately twenty-nine years with balloon payments totaling $10,750,000 due in 2002 and 2003, at which time the individual properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $718,000 and $760,000 were made to the partners during the nine months ended September 30, 1997 and 1996, respectively. Cash distributions of $71,000 and $112,000 were paid to the minority interest partner during the nine months ended September 30, 1997 and 1996, respectively.


                         PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibits:  None.

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:

        None filed during the quarter ended September 30, 1997.

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


                              DAVIDSON GROWTH PLUS L.P.

                              BY:  Davidson Growth Plus GP Corporation
                                   Managing General Partner


                              By:  /s/ William H. Jarrard, Jr.
                                   William H. Jarrard, Jr.
                                   President


                              By:  /s/ Ronald Uretta
                                   Ronald Uretta
                                   Vice President and Treasurer


                              Date: November 4, 1997