Form 10KSB
period 1997-12-31
DAVIDSON GROWTH PLUS LP
filed 1998-03-23
CIK 795757

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $5,232,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1997. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Davidson Growth Plus, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in May 1986. The general partners of the Registrant were Davidson Diversified Properties, Inc., a Tennessee corporation ("DDPI") and James T. Gunn ("Individual General Partner") (collectively, the "General Partners").

On August 29, 1996, the Limited Partnership Agreement was amended to remove DDPI as managing general partner and admit Davidson Growth Plus GP Corporation ("Managing General Partner"), an affiliate, as managing general partner in the place and stead of DDPI effective as of that date.

The offering of the Registrant's limited partnership units ("Units") commenced on August 13, 1986, and terminated on March 30, 1988. The Registrant received gross proceeds from the offering of approximately $28,376,000 and net proceeds of approximately $25,254,000.

The Partnership's primary business is to acquire, operate and hold existing income-producing residential real estate. Industry segment information is not relevant. The Partnership does not engage in any foreign operations nor derive any income from foreign sources.

All of the net proceeds of the offering were invested in four properties, of which three continue to be held by the Partnership. See "Item 2. Description of Properties," below for a description of the Partnership's remaining properties.

As of December 31, 1997, there was minimal trading of the Units in the secondary market. On December 8, 1995, an affiliate of the Managing General Partner, DGP Acquisition, L.L.C., ("DGP Acquisition"), distributed an offer to purchase up to 11,349 Limited Partner Units (the "Tender Offer") for a cash price of $240 per Unit to Limited Partners of record as of October 1, 1995. The Tender Offer, which originally expired on January 8, 1996, was extended to January 16, 1996. Approximately 254 Limited Partners holding 2,048.58 Units (7.22% of total Units) accepted the Tender Offer and sold their units to DGP Acquisition for an aggregate sales price of approximately $492,000.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The real estate business is highly competitive and the Partnership's properties are subject to competition from similar properties in the vicinity in which they are located. The Partnership is not a significant factor in its industry.

In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in businesses which may be competitive with the Partnership.

The Partnership has no employees. Management and administrative services are performed by the Managing General Partner, and by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the Managing General Partner. Effective January 1, 1992, affiliates of Insignia began to provide asset management, partnership administration, and investor relations services to the Partnership. See "Item 12. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership. Certain Relationships and Related Transactions" for an enumeration of the affiliates and the compensation and reimbursement received from the Partnership during 1997 and 1996.

ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investment in properties:

                         Date
Property               Acquired        Type of Ownership          Use

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

The Fairway Apts.      05/18/88   Fee ownership subject to      Apartment
  Plano, Texas                    first and second mortgages    256 units

The Village Apts.      05/31/88   Fee ownership subject to      Apartment
  Brandon, Florida                first and second mortgages    112 units

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)



                       Gross
                      Carrying   Accumulated                       Federal
Property               Value     Depreciation     Rate    Method  Tax Basis

Brighton Crest Apts. $12,846     $(5,273)       5-25 yrs    S/L    $12,052

The Fairway Apts.      6,630      (2,188)       5-25 yrs    S/L      5,638

The Village Apts.      4,280      (1,699)       5-25 yrs    S/L      3,475

                     $23,756     $(9,160)                          $21,165


See Note A of the consolidated financial statements included in "Item 7" for the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                      Principal                                   Principal
                      Balance At                                   Balance
                     December 31,  Interest   Period   Maturity    Due At
Property                 1997        Rate    Amortized   Date     Maturity

Brighton Crest Apts.
  1st mortgage        $ 6,134       7.83%   28.67 yrs  10/15/03     $5,516
  2nd mortgage            199       7.83%      (1)     10/15/03        199

The Fairway Apts.
  1st mortgage          3,854      7.60%   21.42 yrs   11/15/02      3,142
  2nd mortgage            135      7.60%      (1)      11/15/02        135

The Village Apts.
  1st mortgage          1,887      7.83%   28.67 yrs   10/15/03      1,697
  2nd mortgage             61      7.83%      (1)      10/15/03         61

    Total              12,270

Less unamortized
  discounts              (283)

Total                 $11,987

(1) Interest only payments


Average annual rental rate and occupancy for 1997 and 1996 for each property:

                                Average Annual               Average
                                 Rental Rates               Occupancy
Property                     1997           1996         1997       1996

Brighton Crest Apts.    $ 8,207/unit   $ 8,119/unit       93%        96%
The Fairway Apts.         7,082/unit     7,143/unit       91%        97%
The Village Apts.         8,227/unit     8,104/unit       98%        98%

The decrease in occupancy at Brighton Crest Apartments is attributable to the new home purchases in this area. The decrease in occupancy at The Fairway Apartments is due to a demand for units with more bedrooms than are currently available at this complex.

Real estate taxes (dollar amounts in thousands) and rates in 1997 for each property were:

                                 1997          1997
                                Taxes          Rate

Brighton Crest Apts.           $ 187          3.25%
The Fairway Apts.                185          2.38%
The Village Apts.                 76          2.45%

As noted under "Item 1. Description of Business," the Partnership's properties are subject to competition from similar properties in the vicinity in which the Partnership's properties are located. It is the Managing General Partner's opinion that the properties are adequately covered by insurance. All properties are multifamily residential housing developments with lease terms of one year or less. No resident leases 10% or more of the available rental space.

To facilitate the refinancing of The Fairway Apartments during 1992, the property was restructured into a lower tier partnership, known as The New Fairways, L.P., in which Davidson Growth Plus, L.P. is the 99.99% limited partner. Although legal ownership of the asset was transferred to a new entity, Davidson Growth Plus, L.P. retained substantially all economic benefits from the property.

ITEM 3.   LEGAL PROCEEDINGS

Affiliates of the Managing General Partner have been named in a suit brought by a former employee, alleging defamation and intentional infliction of mental anguish. The Partnership has a contractual obligation to indemnify the affiliates of the Managing General Partner in this suit. The Managing General Partner believes that there is no merit in this suit and intends to vigorously defend it.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matters during the year ended December 31, 1997.


                                   PART II


ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, sold 28,371.75 Limited Partnership Units aggregating $28,376,000. As of December 31, 1997, there were 2,778 holders of record owning an aggregate of 28,371.75 Units.

The partnership distributed approximately $697,000 to the Limited Partners ($24.57 per Unit) and $21,000 to the General Partners for the year ended December 31, 1997. Distributions for the year ended December 31, 1996 were approximately $737,000 to the Limited Partners ($25.98 per Unit) and $23,000 to the General Partners. In February 1998, the Partnership distributed approximately $338,000 to the Limited Partners ($11.91 per Unit) and approximately $10,000 to the General Partners.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $155,000 for the year ended December 31, 1997, compared to net income of approximately $329,000 for the year ended December 31, 1996. While total revenues was comparable for the two years, total expenses increased. The increase in expenses is primarily due to an increase in operating expenses at The Fairway Apartments and Brighton Crest Apartments. At both of these investment properties, operating expenses increased due to an increase in maintenance related expenses resulting from improvement projects performed in 1997. At The Fairway Apartments, these expenses primarily consisted of gutter repairs, exterior painting and repairs to the floor coverings. These repairs and improvements were done to enhance the appearance of this property. At Brighton Crest Apartments, the increase in maintenance expenses resulted from parking lot repairs and exterior painting to enhance the property's appearance. Also contributing to the increase in operating expenses for the year ended December 31, 1997, was an increase in advertising and rental expenses at Brighton Crest Apartments. Referral fees and lease concessions were offered to attract new tenants for this property. Partially offsetting these increases in maintenance and advertising and rental expenses were decreases in property expenses due to a decrease in maintenance and administrative salaries due to an increase in employee turnover at The Fairway Apartments. At Brighton Crest Apartments, a decrease in corporate unit expense partially offset the increase in property expenses at this property. Throughout 1997, the property has turned the nine corporate units into rental units.

Included in operating expense for the year ended December 31, 1997, is approximately $418,000 of major repairs and maintenance comprised primarily of expenses relating to the gutter repair project, exterior painting, exterior building improvements and parking lot repairs. Included in operating expense for the year ended December 31, 1996, is approximately $273,000 of major repairs and maintenance comprised of major landscaping expenses, exterior building repairs and parking lot repairs.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $1,080,000 at December 31, 1997, compared to approximately $1,108,000 at December 31, 1996. For the year ended December 31, 1997, net cash decreased approximately $28,000, compared to a net decrease of approximately $52,000 for the year ended December 31, 1996. Net cash provided by operating activities decreased slightly primarily due to a decrease in net income as discussed above and a decrease in accounts payable, partially offset by an increase in other liabilities due to the timing of payments to vendors. Net cash used in investing activities decreased primarily as a result of a decrease in property improvements and replacements. Net cash used in financing activities decreased due to a decrease in distributions to partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,987,000, net of discount, is amortized over periods ranging from 21 to approximately 29 years with balloon payments due in 2002 and 2003 at which time the individual properties will either be refinanced or sold. Cash distributions of $718,000 and $760,000 were made to the partners during the years ended December 31, 1997 and 1996, respectively. Cash distributions of approximately $71,000 and $112,000 were paid to the minority interest holder during the years ended December 31, 1997 and 1996, respectively. Cash distributions of $348,000 were paid to the partners in February 1998. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 7.  FINANCIAL STATEMENTS


DAVIDSON GROWTH PLUS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Independent Auditors' Report

      Consolidated Balance Sheet - December 31, 1997

      Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

      Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

      Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

      Notes to Consolidated Financial Statements






              Report of Ernst & Young LLP, Independent Auditors




The Partners
Davidson Growth Plus, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Growth Plus, L.P. (A Limited Partnership) as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. (A Limited Partnership) at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        /s/ ERNST & YOUNG LLP


Greenville, South Carolina
January 19, 1998,
except for Note G, as to which the date is March 17, 1998


                           DAVIDSON GROWTH PLUS, L.P.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997



Assets
 Cash and cash equivalents                                         $ 1,080
 Receivables and deposits                                              404
 Restricted escrows                                                    469
 Other assets                                                          340
 Investment properties (Notes B and E):
    Land                                         $  4,650
    Buildings and related personal property        19,106
                                                   23,756
    Less accumulated depreciation                  (9,160)          14,596

                                                                 $  16,889

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                $    246
 Tenant security deposits                                             121
 Accrued property taxes                                               185
 Other liabilities                                                    201
 Mortgage notes payable (Notes B and E)                            11,987

Minority Interest                                                     271

Partners' Capital (Deficit)
 General partners                                $   (702)
 Limited partners (28,371.75 units
    issued and outstanding)                         4,580           3,878

                                                                 $ 16,889

          See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                    Year Ended December 31,
                                                       1997          1996
Revenues:
  Rental income                                     $  4,987      $  4,969
  Other income                                           245           287
       Total revenues                                  5,232         5,256

Expenses:
  Operating                                            2,524         2,356
  General and administrative                             210           226
  Depreciation                                           783           757
  Interest                                             1,064         1,076
  Property taxes                                         452           434
       Total expenses                                  5,033         4,849

  Income before minority interest in
     net income of joint venture                         199           407

Minority interest in net income of joint venture         (44)          (78)

  Net income (Note C)                               $    155      $    329

Net income allocated to general partners (3%)       $      5      $     10

Net income allocated to limited partners (97%)           150           319

                                                    $    155      $    329

Net income per limited partnership unit             $   5.29      $  11.25

          See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                  Limited
                                Partnership    General     Limited
                                   Units       Partners    Partners     Total

Original capital contributions  28,371.75       $      1   $ 28,376    $28,377

Partners' capital (deficit) at
 December 31, 1995              28,371.75       $   (673)  $  5,545    $ 4,872

Distributions to partners              --            (23)      (737)      (760)

Net income for the year ended
 December 31, 1996                     --             10        319        329

Partners' capital (deficit) at
 December 31, 1996              28,371.75           (686)     5,127      4,441

Distributions to partners              --            (21)      (697)      (718)

Net income for the year ended
 December 31, 1997                     --              5        150        155

Partners' capital (deficit) at
 December 31, 1997              28,371.75       $   (702)  $  4,580    $ 3,878

          See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except unit data)


                                                       Years Ended December 31,
                                                          1997         1996
Cash flows from operating activities:
  Net income                                           $   155      $   329
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                           783          757
    Amortization of discounts and loan costs               103          100
    Minority interest in net income of joint
      venture                                               44           78
    Loss on disposal of property                            --            7
    Change in accounts:
      Receivables and deposits                             (50)          49
      Other assets                                         (27)          --
      Accounts payable                                     213         (112)
      Tenant security deposit liability                     13            3
      Accrued property taxes                                22           --
      Other liabilities                                    (87)          22
      Subordinated management fee                           19           18

         Net cash provided by operating activities       1,188        1,251

Cash flows from investing activities:
  Property improvements and replacements                  (187)        (237)
  Net (deposits to) withdrawals from
    restricted escrows                                     (20)          10

         Net cash used in investing activities            (207)        (227)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (220)        (204)
  Distributions to partners                               (718)        (760)
  Distributions to minority interest                       (71)        (112)

         Net cash used in financing activities          (1,009)      (1,076)

Net decrease in cash and cash equivalents                  (28)         (52)

Cash and cash equivalents at beginning of year           1,108        1,160

Cash and cash equivalents at end of year               $ 1,080      $ 1,108

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   961      $   976

          See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.
                   Notes To Consolidated Financial Statements

                               December 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Davidson Growth Plus, L.P. (the "Partnership") is a Delaware limited partnership organized in May 1986 to acquire and operate residential and commercial real estate properties. Davidson Growth Plus GP Corporation ("DGPGP") is the Managing General Partner ("Managing General Partner"). As of December 31, 1997, the Partnership operates three residential properties located in Marietta, Georgia; Plano, Texas; and Brandon, Florida.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include its 99% limited partnership interest in The New Fairways, LP and its 82.5% General Partnership interest in Sterling Crest Joint Venture ("Sterling Crest"). The Partnership may remove the General Partner of The New Fairway, L.P., and has a controlling interest in Sterling Crest; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

INVESTMENT PROPERTIES

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the year ended December 31, 1997, no adjustments for impairment of value were necessary.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

TENANT SECURITY DEPOSITS

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

RESTRICTED ESCROWS

RESERVE ACCOUNT - General Reserve Accounts were established with a portion of the proceeds from the 1993 financing of Brighton Crest Apartments and The Village Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage notes) from the properties to the respective reserve accounts until the reserve accounts equaled $400 per apartment unit or $128,000 for Brighton Crest Apartments, and $44,800 for The Village Apartments. At December 31, 1997, the balances in the reserves for Brighton Crest Apartments and The Village Apartments were approximately $146,000 and $50,000, respectively.

A general Reserve Account was established with the refinancing proceeds for The Fairway Apartments in 1992. The balance in the reserve at December 31, 1997, was approximately $273,000. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. Upon use of the funds in this reserve the Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the respective reserve account until the reserve accounts equal $1,000 per apartment unit or $256,000 in total.

ADVERTISING

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $86,000 and $74,000 for the years ended December 31, 1997 and 1996, respectively.

FAIR VALUE

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

LEASES

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, it is the Partnership's policy to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred and are included in operating expense.

LOAN COSTS

Loan costs of approximately $552,000 less accumulated amortization of approximately $249,00 are included in other assets and are being amortized over the life of the loans using the straight-line method. The related amortization expense is included in interest expense.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B -  MORTGAGE NOTES PAYABLE
(dollar amounts in thousands)

The principle terms of mortgage notes payable are as follows:


                      Principal    Monthly                       Principal
                      Balance At   Payment     Stated             Balance
                     December 31, Including   Interest  Maturity   Due At
Property                 1997      Interest     Rate      Date    Maturity

Brighton Crest Apts.
 1st mortgage         $ 6,134     $ 47        7.83%     10/15/03   $5,516
 2nd mortgage             199        1(1)     7.83%     10/15/03      199

The Fairway Apts.
 1st mortgage           3,854       34        7.60%     11/15/02    3,142
 2nd mortgage             135        1(1)     7.60%     11/15/02      135

The Village Apts.
 1st mortgage           1,887       14        7.83%     10/15/03    1,697
 2nd mortgage              61       --(1)(2)  7.83%     10/15/03       61

                       12,270     $ 97
Less unamortized
 discounts               (283)

    Totals            $11,987

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (dollar amounts in thousands):


       Years Ending December 31,
               1998                    $     238
               1999                          257
               2000                          277
               2001                          299
               2002                        3,585
               Thereafter                  7,614
                                       $  12,270

NOTE C - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income:
(dollar amounts in thousands, except unit data)

                                                      1997          1996

Net income as reported                              $  155          $ 329
Add (deduct):
Depreciation differences                              (104)          (121)
Unearned income                                         41            (37)
Miscellaneous                                            8             67

Federal taxable income                               $ 100          $ 238

Federal taxable income per
limited partnership unit                             $3.42          $8.14


(dollar amounts in thousands)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets:


Net assets as reported                                $ 3,878
Land and buildings                                      5,660
Accumulated depreciation                                  909
Syndication and distribution costs                      3,766
Other                                                    (640)
Net assets - Federal tax basis                        $13,573

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Partnership's Managing General Partner, with certain affiliates of Insignia providing property management and asset management services to the Partnership.

The following amounts were paid or accrued to Insignia and its affiliates in 1997 and 1996:


                                                1997           1996
                                                  (in thousands)
Property management fees (included
  in operating expenses)                        $ 258         $ 259
   Reimbursement for services affiliates
   of affiliates (included in
   general and administrative and
   operating expenses)                            149           143

Included in reimbursements for services of affiliates is approximately $18,000 and $11,000 for construction oversight reimbursements in 1997 and 1996, respectively.

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

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the partnership agreement. Unpaid subordinated partnership management fees at December 31, 1997, are approximately $86,000. Included in the $86,000 subordinated management fee payable at December 31, 1997, were partnership management fees of approximately $19,000 for 1997 and $18,000 for 1996.

On December 8, 1995, an affiliate of the Managing General Partner, DGP Acquisition, L.L.C., ("DGP Acquisition"), distributed an offer to purchase up to 11,349 Limited Partnership Units (the "Tender Offer") for a cash price of $240 per Unit to Limited Partners of record as of October 1, 1995. The Tender Offer, which originally expired on January 8, 1996, was extended to January 16, 1996. Approximately 254 Limited Partners holding 2,049 Units (7.22% of total Units) accepted the Tender Offer and sold their units to DGP Acquisition for an aggregate sales price of approximately $492,000.

On August 29, 1996, the Limited Partnership Agreement was amended to remove Davidson Diversified Properties, Inc. ("DDPI") as managing general partner and admit Davidson Growth Plus GP Corporation ("DGPGP"), an affiliate, as managing general partner in the place and stead of DDPI effective as of that date.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including the Fairway Apartments owned by the Partnership.


NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)


                                        Initial Cost
                                        To Partnership
                                                               Costs
                                               Buildings    Capitalized
                                             and Related      (Removed)
                                               Personal     Subsequent to
Description          Encumbrances    Land      Property      Acquisition

Investment Properties

Brighton Crest Apts.
 Marietta, Georgia     $ 6,333      $2,619     $13,122        $ (2,895)

The Fairway Apts.
 Plano, Texas            3,989       2,560       3,883             187

The Village Apts.
 Brandon, Florida        1,948         615       3,799            (134)

    Totals             $12,270      $5,794     $20,804        $ (2,842)


                   Gross Amount At Which Carried
                        At December 31, 1997
                             Buildings
                            and Related
                              Personal           Accumulated   Date of       Date   Depreciable
Description           Land    Property   Total  Depreciation Construction  Acquired Life-Years
Brighton Crest Apts.
 Marietta, Georgia  $1,911   $ 10,935   $12,846  $ (5,273)       1987       09/87      25

The Fairway Apts.
 Plano, Texas        2,213      4,417     6,630    (2,188)       1979       05/88      25

The Village Apts.
 Brandon, Florida      526      3,754     4,280    (1,699)       1986       05/88      25

    Totals          $4,650   $ 19,106   $23,756  $ (9,160)

The depreciable lives included above are for the buildings. The depreciable lives for related personal property are 5 to 15 years.


 (dollar amounts in thousands)

Reconciliation of "Investment Properties and Accumulated Depreciation:"


                                               Years Ended December 31,
                                                 1997            1996
Investment Properties
Balance at beginning of year                 $ 23,569        $ 23,343
     Property improvements                        187             237
     Disposal of property                          --             (11)

Balance at End of Year                       $ 23,756        $ 23,569

Accumulated Depreciation
Balance at beginning of year                 $  8,377        $  7,624
 Additions charged to expense                     783             757
 Disposal of property                              --              (4)

Balance at end of year                       $  9,160        $  8,377

The aggregate cost of investment properties for Federal income tax purposes at December 31, 1997 and 1996, is approximately $29,416,000 and $29,229,000. Total accumulated depreciation for Federal income tax purposes at December 31, 1997 and 1996, is approximately $8,251,000 and $7,364,000, respectively.

NOTE F - CONTINGENCY

Affiliates of the Managing General Partner have been named in a suit brought by a former employee, alleging defamation and intentional infliction of mental anguish. The Partnership has a contractual obligation to indemnify the affiliates of the Managing General Partner in this suit. The Managing General Partner believes that there is no merit in this suit and intends to vigorously defend it.

NOTE G - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have any directors or officers. Davidson Growth Plus GP Corporation ("DGPGP" or the "Managing General Partner"), is responsible for the management and control of substantially all of the Partnership's operations and has general responsibility and ultimate authority in all matters affecting the Partnership's business. The Individual General Partner, in his capacity as such, did not devote any material amount of business time or attention to the Partnership's affairs.

The present officers of the Managing General Partner are listed below


     Name                                Age               Position

William H. Jarrard, Jr.                  51                President and
                                                           Director

Ronald Uretta                            41                Vice President and
                                                           Treasurer

Martha L. Long                           38                Controller

Robert D. Long, Jr.                      30                Vice President

Daniel M. LeBey                          32                Vice President and
                                                           Secretary

Kelley M. Buechler                       40                Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since August 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since August 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

ITEM 10.   EXECUTIVE COMPENSATION

The Registrant was not required to and did not pay any remuneration to the officers and/or directors of the Managing General Partner during 1997 or 1996. See "Item 12." for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no security holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant as of December 31, 1997.

                                       Number
           Entity                     of Units                 Percentage

Insignia Properties, LP               2,408.58                    8.49%


As of December 31, 1997, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates of Insignia own the controlling ownership interest in the Partnership's Managing General Partner, with certain affiliates of Insignia providing property management and asset management services to the Partnership. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The following amounts were paid or accrued to Insignia and its affiliates in 1997 and 1996:


                                             1997            1996
                                                (in thousands)

Property management fees                     $ 258           $ 259

Reimbursement for services affiliates
   of affiliates                               149            143


Included in reimbursements for services of affiliates is approximately $18,000 and $11,000 for construction oversight reimbursements in 1997, and 1996, respectively.

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

The partnership agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the partnership agreement. Unpaid subordinated partnership management fees at December 31, 1997, are approximately $86,000. Included in the $86,000 subordinated management fee payable at December 31, 1997, were partnership management fees of approximately $19,000 for 1997 and $18,000 for 1996.

On December 8, 1995, an affiliate of the Managing General Partner, DGP Acquisition, L.L.C., ("DGP Acquisition"), distributed an offer to purchase up to 11,349 Limited Partnership Units (the "Tender Offer") for a cash price of $240 per Unit to Limited Partners of record as of October 1, 1995. The Tender Offer, which originally expired on January 8, 1996, was extended to January 16, 1996. Approximately 254 Limited Partners holding 2,049 Units (7.22% of total Units) accepted the Tender Offer and sold their units to DGP Acquisition for an aggregate sales price of approximately $492,000.

On August 29, 1996, the Limited Partnership Agreement was amended to remove Davidson Diversified Properties, Inc. ("DDPI") as managing general partner and admit Davidson Growth Plus GP Corporation ("DGPGP"), an affiliate, as managing general partner in the place and stead of DDPI effective as of that date.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including the Fairway Apartments owned by the Partnership.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    (b)  No Reports on Form 8-K were filed during the fourth quarter of 1997.


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


                             DAVIDSON GROWTH PLUS, L.P.

                             By:    Davidson Growth Plus G.P. Corporation
                                    as Managing General Partner


                              By:   /s/ William H. Jarrard, Jr.
                                    William H. Jarrard, Jr.
                                    President and Director


                             Date: March 23, 1998


    In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/ William H. Jarrard, Jr.      President and Director      March 23, 1998
William H. Jarrard, Jr.


/s/ Ronald Uretta                Vice President and          March 23, 1998
Ronald Uretta                    Treasurer



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