Form 10QSB
period 1998-03-31
DAVIDSON GROWTH PLUS LP
filed 1998-05-01
CIK 795757

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


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


                                 (864) 239-1000
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                           DAVIDSON GROWTH PLUS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 March 31, 1998
                        (in thousands, except unit data)



Assets
 Cash and cash equivalents                                      $   732
 Receivables and deposits                                           327
 Restricted escrows                                                 473
 Other assets                                                       310
 Investment properties:
    Land                                           $ 4,650
    Buildings and related personal property         19,160
                                                    23,810
    Less accumulated depreciation                   (9,355)      14,455

                                                                $16,297

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                               $    55
 Tenant security deposits                                           124
 Accrued property taxes                                             118
 Other liabilities                                                  255
 Mortgage notes payable                                          11,941

Minority Interest                                                   213

Partners' Capital (Deficit)
 General partners'                                 $  (710)
 Limited partners' (28,371.75 units                  4,301        3,591
    issued and outstanding)
                                                                $16,297



           See Accompanying Notes to Consolidated Financial Statements

b)
                            DAVIDSON GROWTH PLUS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                         (in thousands, except unit data)



                                                     Three Months Ended
                                                           March 31,
                                                     1998            1997
Revenues:
  Rental income                                     $1,227          $1,224
  Other income                                          57              57
       Total revenues                                1,284           1,281

Expenses:
  Operating                                            554             465
  General and administrative                            81              54
  Depreciation                                         195             192
  Interest                                             263             267
  Property taxes                                       118             115
       Total expenses                                1,211           1,093

  Minority interest in net
    income of joint venture                            (12)            (21)

Net income                                          $   61          $  167

Net income allocated to general partners (3%)       $    2          $    5
Net income allocated to limited partners (97%)          59             162

                                                    $   61          $  167

Net income per limited partnership unit             $ 2.08          $ 5.71

Distributions per limited partnership unit          $11.91          $12.30


           See Accompanying Notes to Consolidated Financial Statements


c)
                           DAVIDSON GROWTH PLUS, L.P.
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                        Limited
                                      Partnership    General      Limited
                                         Units       Partners'    Partners'      Total
Original capital contributions        28,371.75       $    1       $28,376      $28,377

Partners' (deficit)  capital at
   December 31, 1997                  28,371.75       $ (702)      $ 4,580      $ 3,878

Distributions to partners                    --          (10)         (338)        (348)

Net income for the three months
  ended March 31, 1998                       --            2            59           61

Partners' (deficit) capital at
  March 31, 1998                      28,371.75       $ (710)      $ 4,301      $ 3,591

           See Accompanying Notes to Consolidated Financial Statements


d)
                           DAVIDSON GROWTH PLUS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                    March 31,
                                                              1998            1997
Cash flows from operating activities:
  Net income                                                $   61          $  167
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                               195             192
    Amortization of discounts and loan costs                    26              25
    Minority interest in net income of joint venture            12              21
    Change in accounts:
      Receivables and deposits                                  77              56
      Other assets                                              16              --
      Accounts payable                                        (117)              9
      Tenant security deposits payable                           3              (1)
      Accrued property taxes                                   (67)            (50)
      Other liabilities                                        (20)            (14)

         Net cash provided by operating activities             186             405

Cash flows from investing activities:
  Property improvements and replacements                       (54)            (28)
  Net deposits to restricted escrows                            (4)             (4)

         Net cash used in investing activities                 (58)            (32)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (58)            (54)
  Distributions to partners                                   (348)           (359)
  Distributions to minority partner                            (70)            (35)

         Net cash used in financing activities                (476)           (448)

Net decrease in cash and cash equivalents                     (348)            (75)

Cash and cash equivalents at beginning of period             1,080           1,108

Cash and cash equivalents at end of period                  $  732          $1,033

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $  238          $  242

           See Accompanying Notes to Consolidated Financial Statements


e)
                           DAVIDSON GROWTH PLUS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Partnership's Managing General Partner, with certain affiliates of Insignia providing property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to Insignia and its affiliates during the three months ended March 31, 1998 and 1997 (in thousands):


                                                               1998        1997

Property management fees (included in operating expenses)     $ 67         $ 65
Reimbursement for services of affiliates, including
  approximately $16,000 and $2,000 of construction
  services reimbursements for the three months
  ended March 31, 1998 and 1997, respectively
  (included in general and administrative and
  operating expenses)                                           46           32

For the period from January 1, 1997, through August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner, with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the partnership agreement. Unpaid subordinated partnership management fees at March 31, 1998, are approximately $89,000. Included in the $89,000 subordinated management fee payable at March 31, 1998, were partnership management fees of approximately $3,000 and $8,000 for the three month periods ended March 31, 1998 and 1997.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including the Fairway Apartments owned by the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - DISTRIBUTIONS TO PARTNERS

During the three months ended March 31, 1998, the Partnership paid cash distributions from operations of approximately $348,000. During the three months ended March 31, 1997, the Partnership distributed approximately $359,000 from operations to the partners.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:



                                                       Average
                                                      Occupancy
                                                  1998        1997

  Brighton Crest Apartments
   Marietta, Georgia                               94%         91%

  The Fairway Apartments
   Plano, Texas                                    91%         96%

  The Village Apartments
   Brandon, Florida                                99%         98%


The decrease in occupancy at the Fairway Apartments is primarily attributable to a demand for units with more bedrooms than are currently available at this time. Brighton Crest Apartments has experienced an increase in occupancy due to concessions currently being offered to attract tenants.

The Partnership realized net income of approximately $61,000 for the three months ended March 31, 1998, compared to net income of approximately $167,000 for the three months ended March 31, 1997. While total revenues were comparable for the periods ended March 31, 1998 and 1997, total expenses increased. The increase in expenses is primarily due to an increase in operating expenses at The Fairway Apartments and Brighton Crest Apartments and an increase in general and administrative expenses. Operating expenses increased due to an increase in maintenance related expenses resulting from repair and maintenance projects performed in 1998. Included in operating expense for the three months ended March 31, 1998 is approximately $72,000 of major repairs and maintenance comprised primarily of exterior painting at Brighton Crest Apartments and exterior building and parking lot repairs at The Fairway Apartments. Included in operating expense for the three months ended March 31, 1997 is approximately $25,000 of major repairs and maintenance comprised primarily of plumbing fixture replacement and sewer repairs. The increase in general and administrative expenses primarily consisted of an increase in legal expenses resulting from a lawsuit filed by a former employee of an affiliate of the Managing General Partner. The lawsuit was resolved and the Partnership's indemnification obligations to the affiliates of the Managing General Partner were fulfilled during the first quarter of 1998.

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

The Partnership held cash and cash equivalents of approximately $732,000 at March 31, 1998, compared to cash and cash equivalents of approximately $1,033,000 for the corresponding period of 1997. For the three months ended March 31, 1998, net cash decreased approximately $348,000, compared to a net decrease of approximately $75,000 for the three months ended March 31, 1997. Net cash provided by operating activities decreased primarily due to a decrease in net income as discussed above and a decrease in accounts payable, due to the timing of payments to vendors. Net cash used in investing activities increased as a result of an increase in property improvements and replacements. Net cash used in financing activities increased due to an increase in distributions to the minority interest partner.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,941,000, net of discount, is amortized over periods ranging from approximately 21 to 29 years with balloon payments due in 2002 and 2003 at which time the individual properties will either be refinanced or sold. Cash distributions of $348,000 and $359,000 were paid to the partners during the quarters ended March 31, 1998, and 1997, respectively. Cash distributions of $70,000 and $35,000 were paid to the minority interest holder during the quarters ended March 31, 1998 and 1997, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The lawsuit alleging defamation and intentional infliction of mental anguish brought by a former employee of an affiliate of the Managing General Partner which was previously described in the Partnership's 1997 Annual Report on Form 10-K (see Item 3 - Legal Proceedings) was settled in the first quarter of 1998. The lawsuit was resolved and the Partnership's indemnification obligations to the affiliates of the Managing General Partner were fulfilled without a material adverse effect on the financial condition of the Partnership.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)   Reports on Form 8-K:

           None filed during the quarter ended March 31, 1998.



                                    SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DAVIDSON GROWTH PLUS L.P.

                              BY:  DAVIDSON GROWTH PLUS GP CORPORATION
                                   Its Managing General Partner



                              BY:  /s/ William H. Jarrard, Jr.
                                   William H. Jarrard, Jr.
                                   President



                              BY:  /s/ Ronald Uretta
                                   Ronald Uretta
                                   Vice President/Treasurer



                              DATE: May 1, 1998