Form 10QSB
period 1998-06-30
DAVIDSON GROWTH PLUS LP
filed 1998-07-29
CIK 795757

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


                  For the quarterly period ended June 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........


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

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
 Cash and cash equivalents                                      $ 1,005
 Receivables and deposits                                           466
 Restricted escrows                                                 479
 Other assets                                                       299
 Investment properties:
    Land                                           $ 4,650
    Buildings and related personal property         19,263
                                                    23,913
    Less accumulated depreciation                   (9,550)      14,363

                                                                $16,612

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                               $    66
 Tenant security deposit liabilities                                139
 Accrued property taxes                                             235
 Other liabilities                                                  272
 Mortgage notes payable                                          11,895

Minority Interest                                                   228

Partners' Capital (Deficit)
 General partners'                                 $  (705)
 Limited partners' (28,371.75 units                  4,482        3,777
    issued and outstanding)
                                                                $16,612

           See Accompanying Notes to Consolidated Financial Statements


b)
                            DAVIDSON GROWTH PLUS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)
                                   (Unaudited)

                                      Three Months               Six Months
                                      Ended June 30,            Ended June 30,
                                    1998         1997         1998         1997
Revenues:
  Rental income                   $ 1,264      $ 1,178      $ 2,491      $ 2,402
  Other income                         69           55          126          112
       Total revenues               1,333        1,233        2,617        2,514

Expenses:
  Operating                           494          615        1,048        1,080
  General and administrative           66           53          147          107
  Depreciation                        195          194          390          386
  Interest                            263          266          526          533
  Property taxes                      114          113          232          228
       Total expenses               1,132        1,241        2,343        2,334

  Minority interest in net
     income of joint venture          (15)          (7)         (27)         (28)

Net income (loss)                 $   186      $   (15)     $   247      $   152

Net income (loss) allocated
  to general partners (3%)        $     6      $    --      $     7      $     5
Net income (loss)allocated
  to limited partners (97%)           180          (15)         240          147

                                  $   186      $   (15)     $   247      $   152

Net income (loss) per limited
  partnership unit:               $  6.34      $  (.53)     $  8.46      $  5.18

Distributions per limited
  Partnership unit                $    --      $    --      $ 11.91      $ 12.30

           See Accompanying Notes to Consolidated Financial Statements

c)
                           DAVIDSON GROWTH PLUS, L.P.
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership   General      Limited
                                       Units      Partners'    Partners'     Total
Original capital contributions      28,371.75     $    1       $28,376      $28,377

Partners' (deficit) capital at
   December 31, 1997                28,371.75     $ (702)      $ 4,580      $ 3,878

Distributions to partners                  --        (10)         (338)        (348)

Net income for the six months
  ended June 30, 1998                      --          7           240          247

Partners' (deficit) capital at
  June 30, 1998                     28,371.75     $ (705)      $ 4,482      $ 3,777

           See Accompanying Notes to Consolidated Financial Statements

d)
                           DAVIDSON GROWTH PLUS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Six Months Ended
                                                               June 30,
                                                           1998        1997
Cash flows from operating activities:
  Net income                                             $  247       $  152
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                            390          386
    Amortization of discounts and loan costs                 52           51
    Minority interest in net income of joint venture         27           28
    Change in accounts:
      Receivables and deposits                              (62)         (68)
      Other assets                                           13          (43)
      Accounts payable                                     (106)          35
      Tenant security deposit liabilities                    18           --
      Accrued property taxes                                 50           64
      Other liabilities                                      (3)           2

         Net cash provided by operating activities          626          607

Cash flows from investing activities:
  Property improvements and replacements                   (157)         (64)
  Net deposits to restricted escrows                        (10)         (10)

         Net cash used in investing activities             (167)         (74)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (116)        (108)
  Distributions to partners                                (348)        (359)
  Distributions to minority partner                         (70)         (35)

         Net cash used in financing activities             (534)        (502)

Net (decrease) increase in cash and cash equivalents        (75)          31

Cash and cash equivalents at beginning of period          1,080        1,108

Cash and cash equivalents at end of period               $1,005       $1,139

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  474       $  483

           See Accompanying Notes to Consolidated Financial Statements


e)
                           DAVIDSON GROWTH PLUS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include its 99% limited partnership interest in The New Fairways, LP and its 82.5% general partnership interest in Sterling Crest Joint Venture ("Sterling Crest"). The Partnership may remove the General Partner of The New Fairway, L.P., and has a controlling interest in Sterling Crest; therefore, these two partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

The following payments were made to Insignia and its affiliates during the six months ended June 30, 1998 and 1997 (in thousands):

                                                              1998     1997

Property management fees (included in operating expenses)     $135     $127
Reimbursement for services of affiliates, including
   approximately $18,000 and $4,000 of construction
  services reimbursements for the six months ended
  June 30, 1998 and 1997, respectively (included in
  general and administrative and operating expenses)            75       66

For the period from January 1, 1997, through August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner, but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the partnership agreement. Unpaid subordinated partnership management fees at June 30, 1998, are approximately $96,000. Included in the $96,000 subordinated management fee payable at June 30, 1998, were partnership management fees of approximately $10,000 and $11,000 for the six month periods ended June 30, 1998 and 1997, respectively.

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

NOTE C - DISTRIBUTIONS TO PARTNERS

During the six months ended June 30, 1998, the Partnership paid cash distributions from operations of approximately $348,000. During the six months ended June 30, 1997, the Partnership distributed approximately $359,000 from operations to the partners.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:

                                                      Average
                                                     Occupancy
                                                  1998        1997
  Brighton Crest Apartments
   Marietta, Georgia                              95%          90%

  The Fairway Apartments
   Plano, Texas                                   93%          93%

  The Village Apartments
   Brandon, Florida                               99%          99%

The increase in occupancy at the Brighton Crest Apartments is primarily attributable to increased marketing and advertising efforts along with concessions currently being offered to attract tenants.

The Partnership realized net income of approximately $247,000 for the six months ended June 30, 1998, compared to net income of approximately $152,000 for the six months ended June 30, 1997. For the three months ended June 30, 1998, the Partnership realized net income of approximately $186,000 compared to a net loss of approximately $15,000 for the corresponding period of 1997. The increase in net income for the three and six month periods ended June 30, 1998, is primarily attributable to an increase in rental revenues and a decrease in operating expenses. Partially offsetting the increase in net income was an increase in general and administrative expenses. Rental revenues increased primarily due to increased rental rates at The Fairway and The Village Apartments and an increase in occupancy at Brighton Crest Apartments. The decrease in operating expenses is primarily attributable to a decrease in major repairs and maintenance resulting from a rehabilitation project being performed in 1997 at The Fairway Apartments. These expenses primarily consisted of exterior building repairs that included wood replacement, painting, and gutter repairs. Included in operating expenses for the six months ended June 30, 1997, is approximately $141,0000 of major repairs and maintenance comprised primarily of expenses relating to the Fairway Apartments project. Included in operating expenses for the six months ended June 30, 1998, is approximately $92,000 of major repairs and maintenance comprised primarily of exterior painting, parking lot repairs, landscaping, and other exterior building improvements. The increase in general and administrative expenses primarily consisted of an increase in legal expenses resulting from a lawsuit filed by a former employee of an affiliate of the Managing General Partner. The lawsuit was resolved and the Partnership's indemnification obligations to the affiliates of the Managing General Partner were fulfilled during the first quarter of 1998.

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

The Partnership held cash and cash equivalents of approximately $1,005,000 at June 30, 1998, compared to cash and cash equivalents of approximately $1,139,000 at June 30, 1997. For the six months ended June 30, 1998, net cash decreased approximately $75,000, compared to a net increase of approximately $31,000 for the six months ended June 30, 1997. Net cash provided by operating activities increased primarily due to an increase in rental income and a decrease in operating expenses, as discussed above. Partially offsetting the increase in net cash provided by operating activities was an increase in cash used in accounts payable due to the timing of payments to vendors. Net cash used in investing activities increased as a result of an increase in property improvements and replacements. Net cash used in financing activities increased primarily due to an increase in distributions to the minority interest partner.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,895,000, net of discount, is amortized over periods ranging from approximately 21 to 29 years with balloon payments due in 2002 and 2003 at which time the individual properties will either be refinanced or sold. Cash distributions of $348,000 and $359,000 were paid to the partners during the six months ended June 30, 1998, and 1997, respectively. The Managing General Partner is planning to make a distribution from operations in August 1998; however, future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.
On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)  Reports on Form 8-K:

          None filed during the quarter ended June 30, 1998.



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


                              DATE: July 29, 1998