Form 10QSB
period 1998-09-30
DAVIDSON GROWTH PLUS LP
filed 1998-11-12
CIK 795757

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


               For the quarterly period ended September 30, 1998


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


                        55 Beattie Place, P.O. Box 1089
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

                               September 30, 1998
                        (in thousands, except unit data)


Assets
 Cash and cash equivalents                             $   711
 Receivables and deposits                                  584
 Restricted escrows                                        484
 Other assets                                              286
 Investment properties:
    Land                                    $ 4,650
    Buildings and related personal property  19,366
                                             24,016
    Less accumulated depreciation            (9,751)    14,265


                                                       $16,330

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                      $    55
 Tenant security deposit liabilities                       138
 Accrued property taxes                                    343
 Other liabilities                                         276
 Mortgage notes payable                                 11,846

Minority Interest                                          185

Partners' Capital (Deficit)
 General partners'                          $  (714)
 Limited partners' (28,371.75 units           4,201      3,487
    issued and outstanding)
                                                       $16,330

           See Accompanying Notes to Consolidated Financial Statements


b)
                            DAVIDSON GROWTH PLUS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)
                                   (Unaudited)


                                 Three Months         Nine Months
                              Ended September 30, Ended September 30,
                                1998      1997      1998      1997
Revenues:
  Rental income               $ 1,227   $ 1,219   $ 3,718   $ 3,621
  Other income                     91        62       217       174
       Total revenues           1,318     1,281     3,935     3,795

Expenses:
  Operating                       522       586     1,570     1,666
  General and administrative       50        50       197       157
  Depreciation                    201       199       591       585
  Interest                        261       267       787       800
  Property taxes                  109       115       341       343
       Total expenses           1,143     1,217     3,486     3,551

  Minority interest in net
     income of joint venture      (18)      (13)      (45)      (41)

Net income                    $   157   $    51   $   404   $   203

Net income allocated to
  general partners (3%)       $     5   $     2   $    12   $     6
Net income allocated to
  limited partners (97%)          152        49       392       197

                              $   157   $    51   $   404   $   203

Net income per limited
  partnership unit:           $  5.36   $  1.73   $ 13.82   $  6.94

Distributions per limited
  partnership unit            $ 15.26   $ 12.27   $ 27.17   $ 24.57

           See Accompanying Notes to Consolidated Financial Statements


c)
                           DAVIDSON GROWTH PLUS, L.P.
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General   Limited
                                   Units    Partners' Partners'   Total


Original capital contributions  28,371.75    $    1   $28,376   $28,377

Partners' (deficit) capital at
  December 31, 1997             28,371.75    $ (702)  $ 4,580   $ 3,878

Distributions to partners              --       (24)     (771)     (795)

Net income for the nine months
  ended September 30, 1998             --        12       392       404

Partners' (deficit) capital at
  September 30, 1998            28,371.75    $ (714)  $ 4,201   $ 3,487

           See Accompanying Notes to Consolidated Financial Statements


d)
                           DAVIDSON GROWTH PLUS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                     Nine Months Ended
                                                       September 30,
                                                      1998      1997
Cash flows from operating activities:
  Net income                                        $   404   $   203
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                        591       585
    Amortization of discounts and loan costs             78        79
    Minority interest in net income of joint venture     45        41
      Change in accounts:
      Receivables and deposits                         (180)     (189)
      Other assets                                       12       (35)
      Accounts payable                                 (117)      (10)
      Tenant security deposit liabilities                17         7
      Accrued property taxes                            158       178
      Other liabilities                                   1         4

         Net cash provided by operating activities    1,009       863

Cash flows from investing activities:
  Property improvements and replacements               (260)     (138)
  Net deposits to restricted escrows                    (15)      (14)

         Net cash used in investing activities         (275)     (152)

Cash flows from financing activities:
  Payments on mortgage notes payable                   (177)     (164)
  Distributions to partners                            (795)     (718)
  Distributions to minority partner                    (131)      (71)

         Net cash used in financing activities       (1,103)     (953)

Net decrease in cash and cash equivalents              (369)     (242)

Cash and cash equivalents at beginning of period      1,080     1,108

Cash and cash equivalents at end of period          $   711   $   866

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $   709   $   722

           See Accompanying Notes to Consolidated Financial Statements


e)
                           DAVIDSON GROWTH PLUS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and/or its affiliates during the nine months ended September 30, 1998 and 1997:


                                                          1998    1997
                                                          (in thousands)

Property management fees (included in operating expenses) $204    $192
Reimbursement for services of affiliates, including
  approximately $20,000 and $17,000 of construction
  services reimbursements for the nine months ended
  September 30, 1998 and 1997, respectively (included in
  general and administrative and operating expenses)       118     122

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

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the partnership agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the partnership agreement. Unpaid subordinated partnership management fees at September 30, 1998, are approximately $101,000. Included in the $101,000 subordinated management fee payable at September 30, 1998, were partnership management fees of approximately $14,000 and $15,000 for the nine month periods ended September 30, 1998 and 1997, respectively.

On September 26, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including the Fairway Apartments owned by the Partnership.

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 10,000 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $400 per Unit, net to the seller in cash. The expiration date for the tender offer was extended to November 16, 1998.

NOTE C - DISTRIBUTIONS TO PARTNERS

During the nine months ended September 30, 1998, the Partnership paid cash distributions from operations of approximately $795,000. During the nine months ended September 30, 1997, the Partnership distributed approximately $718,000 from operations to the partners.

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                               Average Occupancy
                                 1998      1997
  Brighton Crest Apartments
   Marietta, Georgia             95%        92%

  The Fairway Apartments
   Plano, Texas                  92%        92%

  The Village Apartments
   Brandon, Florida              98%        99%


Results of Operations

The increase in occupancy at the Brighton Crest Apartments is primarily attributable to increased marketing and advertising efforts along with concessions currently being offered to attract tenants.

The Partnership realized net income of approximately $404,000 for the nine months ended September 30, 1998, compared to net income of approximately $203,000 for the nine months ended September 30, 1997. For the three months ended September 30, 1998, the Partnership realized net income of approximately $157,000 compared to a net income of approximately $51,000 for the corresponding period of 1997. The increase in net income for the three and nine month periods ended September 30, 1998, is primarily attributable to an increase in rental revenues and other income and a decrease in operating expenses. Partially offsetting the increase in net income for the nine months ended September 30, 1998 was an increase in general and administrative expenses. Rental revenues increased primarily due to increased average annual rental rates at all the Partnership's properties and an increase in occupancy at Brighton Crest Apartments. Other income increased primarily due to an increase in tenant charges at all the Partnership's properties. The decrease in operating expenses is primarily attributable to a decrease in major repairs and maintenance resulting from a rehabilitation project being performed in 1997 at The Fairway Apartments. These expenses primarily consisted of exterior building repairs that included wood replacement, painting, and gutter repairs. Included in operating expenses for the nine months ended September 30, 1997, is approximately $176,000 of major repairs and maintenance comprised primarily of expenses relating to the gutter and roof repair project. Included in operating expenses for the nine months ended September 30, 1998, is approximately $98,000 of major repairs and maintenance comprised primarily of exterior painting, parking lot repairs, landscaping, and other exterior building improvements. The increase in general and administrative expenses primarily consisted of an increase in legal expenses resulting from a lawsuit filed by a former employee of an affiliate of the Managing General Partner. The lawsuit was resolved and the Partnership's indemnification obligations to the affiliates of the Managing General Partner were fulfilled during the first quarter of 1998.

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

Liquidity and Capital Reserves

The Partnership held cash and cash equivalents of approximately $711,000 at September 30, 1998, compared to cash and cash equivalents of approximately $866,000 at September 30, 1997. For the nine months ended September 30, 1998, net cash decreased approximately $369,000, compared to a net decrease of approximately $242,000 for the nine months ended September 30, 1997. Net cash provided by operating activities increased primarily due to an increase in rental income and other income and a decrease in operating expenses, as discussed above. Partially offsetting the increase in net cash provided by operating activities was an increase in cash used to pay accounts payable due to the timing of payments to vendors. Net cash used in investing activities increased as a result of an increase in property improvements and replacements. Net cash used in financing activities increased primarily due to an increase in distributions to partners and to an increase in distributions to the minority interest partner.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, State, and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected. The mortgage indebtedness of approximately $11,846,000, net of discount, is amortized over periods ranging from approximately 21 to 29 years with balloon payments due in 2002 and 2003. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Cash distributions of approximately $795,000 and $718,000 were paid to the partners during the nine months ended September 30, 1998, and 1997, respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint, which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

      b)  Reports on Form 8-K:

          None filed during the quarter ended September 30, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DAVIDSON GROWTH PLUS L.P.

                               BY: DAVIDSON GROWTH PLUS GP CORPORATION Its Managing General Partner


                               By:        /s/ Patrick Foye
                                          Patrick Foye
                                          Executive Vice President


                               By:        /s/Timothy R. Garrick
                                          Timothy R. Garrick
                                          Vice President - Accounting
                                          (Duly Authorized Officer)


                               DATE:      November 12, 1998