Form 10KSB
period 1998-12-31
DAVIDSON GROWTH PLUS LP
filed 1999-03-26
CIK 795757

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period from           to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $5,318,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate value can be determined.



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

On August 29, 1996, the Limited Partnership Agreement was amended to remove DDPI as managing general partner and admit Davidson Growth Plus GP Corporation ("Managing General Partner"), an affiliate, as managing general partner in the place and stead of DDPI effective as of that date. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011, unless terminated prior to such date.

The offering of the Registrant's limited partnership units ("Units") commenced on August 13, 1986, and terminated on March 30, 1988. The Registrant received gross proceeds from the offering of approximately $28,376,000 and net proceeds of approximately $25,254,000. Since its initial offering the Registrant has not received nor are limited partners required to make additional capital contributions.

The Partnership's primary business is to operate and hold existing real estate properties for investment. All of the net proceeds of the offering were invested in four properties, of which three continue to be held by the Partnership. See "Item 2. Description of Properties," below for a description of the Partnership's remaining properties.

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

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 10,000 of the outstanding Units at a purchase price of $400 per Unit, net to the seller in cash. In the fourth quarter of 1998, the Purchaser closed the tender offer and acquired 3,947 Units of limited partnership interest.

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

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner, and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner, has been providing such property management services for the years ended December 31, 1998 and 1997.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

The Fairway Apts.(1)     05/18/88   Fee ownership subject to      Apartment
Plano, Texas                        first and second mortgages    256 units

The Village Apts.        05/31/88   Fee ownership subject to      Apartment
Brandon, Florida                    first and second mortgages    112 units

(1) Property is held by a Limited Partnership in which the Registrant owns a 99% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                       Gross
                      Carrying   Accumulated                         Federal
Property               Value     Depreciation    Rate    Method     Tax Basis
                          (in thousands)                          (in thousands)

Brighton Crest Apts.  $13,000       $ 5,721    5-25 yrs    S/L       $11,704

The Fairway Apts.       6,731         2,385    5-25 yrs    S/L         5,517

The Village Apts.       4,327         1,851    5-25 yrs    S/L         3,373

                      $24,058       $ 9,957                          $20,594

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for the Partnership's depreciation policy.

SCHEDULE PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.



                        Principal                                      Principal
                       Balance At                                       Balance
                      December 31,   Interest   Period    Maturity      Due At
Property                  1998         Rate   Amortized     Date     Maturity (2)
                     (in thousands)                                 (in thousands)


Brighton Crest Apts.
  1st mortgage           $ 6,048      7.83%   28.67 yrs   10/15/03      $5,516
  2nd mortgage               199      7.83%      (1)      10/15/03         199

The Fairway Apts.
  1st mortgage             3,730      7.60%   21.42 yrs   11/15/02       3,142
  2nd mortgage               135      7.60%      (1)      11/15/02         135

The Village Apts.
  1st mortgage             1,860      7.83%   28.67 yrs   10/15/03       1,697
  2nd mortgage                61      7.83%      (1)      10/15/03          61

    Total                 12,033

Less unamortized
  discounts                 (235)

Total                    $11,798


(1)  Interest only payments

(2) See "Item 7. Financial Statements - Note C" for information with respect to the registrant's ability to prepay the loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                               Average Annual                Average
                                Rental Rates                Occupancy
Property                     1998           1997         1998       1997

Brighton Crest Apts.    $8,384/unit    $8,207/unit       96%        93%
The Fairway Apts.        7,572/unit     7,082/unit       92%        91%
The Village Apts.        8,758/unit     8,227/unit       99%        98%

The increase in occupancy at the Brighton Crest Apartments is primarily attributable to increased marketing and advertising efforts along with concessions currently being offered to attract tenants.

As noted under "Item 1. Description of Business," the Partnership's properties are subject to competition from similar properties in the vicinity in which the Partnership's properties are located. It is the Managing General Partner's opinion that the properties are adequately covered by insurance. Each property is an apartment complex which leases its units for lease terms of one year or less. No resident leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:

                                 1998           1998
                                 Taxes          Rate
                            (in thousands)

Brighton Crest Apts.        $183                3.17%
The Fairway Apts.            188                2.36%
The Village Apts.             86                2.43%


CAPITAL IMPROVEMENTS:

Brighton Crest Apartments

During 1998, the Partnership completed approximately $155,000 of capital improvements at the property, consisting primarily of carpet replacement, parking lot repairs and appliances. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $169,000 of capital improvements over the near term. Capital improvements budgeted for 1999 consist of major carpet replacement and landscaping. These improvements are budgeted for, but not limited to, approximately $204,000.

Fairway Apartments

During 1998, the Partnership completed approximately $100,000 of capital improvements at the property, consisting primarily of parking lot repairs, carpet replacement and irrigation. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $264,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of major carpet replacement, major landscaping, parking lot repairs, pool repairs, roof replacement and structural repairs. These improvements are budgeted for, but not limited to, approximately $328,000.

The Village Apartments

During 1998, the Partnership completed approximately $47,000 of capital improvements at the property, consisting primarily of carpet replacement and roof replacement. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $368,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of plumbing upgrades, major landscaping, pool repairs and roof replacement. These improvements are budgeted for, but not limited to, approximately $370,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February, 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matters during the quarter ended December 31, 1998.



                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 28,371.75 Limited Partnership Units aggregating $28,376,000. As of December 31, 1998, there were 2,740 holders of record owning an aggregate of 28,371.75 Units. Affiliates of the Managing General Partner owned 7,118.83 Units or 25.091% at December 31, 1998. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed from operations approximately $795,000 ($27.17 per limited partnership unit) for the year ended December 31, 1998. Distributions for the year ended December 31, 1997 were approximately $718,000 ($24.57 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any transfer.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $669,000 for the year ended December 31, 1998, compared to net income of approximately $155,000 for the year ended December 31, 1997. The increase in net income is primarily attributable to an increase in total revenues and a decrease in total expenses. Total revenues increased as a result of increases in rental income and other income. Rental revenues increased primarily due to an increase in average annual rental rates and an increase in occupancy at all the Partnership's properties. Other income increased primarily due to an increase in tenant charges at all the Partnership's properties. The decrease in total expenses is primarily attributable to a decrease in operating expenses resulting from the completion during 1997 of improvement projects at The Fairway Apartments and at Brighton Crest Apartments. These expenses primarily consisted of exterior building repairs that included wood replacement, painting, and gutter repairs. Partially offsetting the decrease in operating expenses was an increase in general and administrative expenses. The increase primarily consisted of an increase in legal expenses resulting from a lawsuit filed by a former employee of an affiliate of the Managing General Partner. The lawsuit was resolved and the Partnership's indemnification obligations to the affiliates of the Managing General Partner were fulfilled during the first quarter of 1998. Included in general and administrative expenses at both December 31, 1998 and 1997, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $1,186,000 at December 31, 1998, compared to approximately $1,080,000 at December 31, 1997. The increase in cash and cash equivalents is due to $1,585,000 of cash provided by operations, which was offset by $316,000 of cash used in investing activities and $1,163,000 of cash used in financing activities. Cash used in investing activities consists of capital improvements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties as well as distributions to the partners and to the minority interest partner of Brighton Crest. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership had budgeted approximately $902,000 in capital improvements for all of the Partnership's properties in 1999. Budgeted capital improvements at Brighton Crest include major carpet replacement and major landscaping. Budgeted capital improvements at The Fairway Apartments include major carpet replacement, major landscaping, parking lot repairs, pool repairs, roof replacement, and structural repairs. Budgeted capital improvements at the Village Apartments include plumbing upgrades, major landscaping, pool repairs and roof replacement. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,798,000, net of discount, is amortized over periods ranging from approximately 21 to 29 years with balloon payments due in 2002 and 2003. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $795,000 and $718,000 were paid to the partners during the year ended December 1998 and 1997, respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.





ITEM 7.  FINANCIAL STATEMENTS


DAVIDSON GROWTH PLUS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
 December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements





               Report of Ernst & Young LLP, Independent Auditors




The Partners
Davidson Growth Plus, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Growth Plus, L.P. as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                        /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999



                           DAVIDSON GROWTH PLUS, L.P.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998


Assets
 Cash and cash equivalents                                  $ 1,186
 Receivables and deposits                                       389
 Restricted escrows                                             483
 Other assets                                                   263
 Investment properties (Notes C and F):
    Land                                        $ 4,650
    Buildings and related personal property      19,408
                                                 24,058
    Less accumulated depreciation                (9,957)     14,101

                                                            $16,422

Liabilities and Partners' Capital (Deficit)

Liabilities:
 Accounts payable                                           $    30
 Tenant security deposit liabilities                            139
 Accrued property taxes                                         194
 Other liabilities                                              297
 Mortgage notes payable (Note C)                             11,798

Minority Interest                                               212

Partners' Capital (Deficit):
 General partners'                              $  (706)
 Limited partners' (28,371.75 units
    issued and outstanding)                       4,458       3,752

                                                            $16,422


          See Accompanying Notes to Consolidated Financial Statements





                           DAVIDSON GROWTH PLUS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                Years Ended December 31,
                                                    1998         1997
Revenues:
  Rental income                                   $ 5,025      $ 4,841
  Other income                                        293          245
       Total revenues                               5,318        5,086

Expenses:
  Operating                                         2,023        2,378
  General and administrative                          248          210
  Depreciation                                        797          783
  Interest                                          1,047        1,064
  Property taxes                                      462          452
       Total expenses                               4,577        4,887

  Income before minority interest in
    net income of joint venture                       741          199

Minority interest in net income of joint venture      (72)         (44)

Net income                                        $   669      $   155

Net income allocated to general partners (3%)     $    20      $     5
Net income allocated to limited partners (97%)        649          150

                                                  $   669      $   155

Net income per limited partnership unit           $ 22.87      $  5.29

Distributions per limited partnership unit        $ 27.17      $ 24.57


          See Accompanying Notes to Consolidated Financial Statements




                           DAVIDSON GROWTH PLUS, L.P.
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)


                                    Limited
                                  Partnership   General    Limited
                                     Units      Partners   Partners    Total

Original capital contributions    28,371.75    $      1   $28,376    $28,377


Partners' (deficit) capital at
 December 31, 1996                28,371.75    $   (686)  $ 5,127    $ 4,441

Distributions to partners                --         (21)     (697)      (718)

Net income for the year ended
 December 31, 1997                       --           5       150        155

Partners' (deficit) capital at
 December 31, 1997                28,371.75        (702)    4,580      3,878

Distributions to partners                --         (24)     (771)      (795)

Net income for the year ended
 December 31, 1998                       --          20       649        669

Partners' (deficit) capital at
 December 31, 1998                28,371.75    $   (706)  $ 4,458    $ 3,752

          See Accompanying Notes to Consolidated Financial Statements






                           DAVIDSON GROWTH PLUS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except unit data)


                                                      Years Ended December 31,
                                                          1998         1997
Cash flows from operating activities:
  Net income                                            $   669      $   155
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                            797          783
    Amortization of discounts and loan costs                104          103
    Minority interest in net income of joint
      venture                                                72           44
    Change in accounts:
      Receivables and deposits                               15          (50)
      Other assets                                           21          (27)
      Accounts payable                                     (142)         139
      Tenant security deposit liabilities                    18           13
      Accrued property taxes                                  9           22
      Other liabilities                                      22            6

         Net cash provided by operating activities        1,585        1,188

Cash flows from investing activities:
  Property improvements and replacements                   (302)        (187)
  Net deposits to restricted escrows                        (14)         (20)

         Net cash used in investing activities             (316)        (207)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (237)        (220)
  Distributions to partners                                (795)        (718)
  Distributions to minority interest                       (131)         (71)

         Net cash used in financing activities           (1,163)      (1,009)

Net increase (decrease) in cash and cash equivalents        106          (28)

Cash and cash equivalents at beginning of year            1,080        1,108

Cash and cash equivalents at end of year                $ 1,186      $ 1,080

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   943      $   961

          See Accompanying Notes to Consolidated Financial Statements




                           DAVIDSON GROWTH PLUS, L.P.

                   Notes To Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Davidson Growth Plus, L.P. (the "Partnership") is a Delaware limited partnership organized in May 1986 to acquire and operate residential real estate properties. Davidson Growth Plus GP Corporation ("DGPGP") is the managing general partner ("Managing General Partner"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011, unless terminated prior to such date. The Partnership commenced operations on August 13, 1986, and completed its acquisition of apartment properties in May 1988. The Partnership operates three residential properties located in Marietta, Georgia; Plano, Texas; and Brandon, Florida.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include its 99% limited partnership interest in The New Fairways, LP and its 82.5% general partnership interest in Sterling Crest Joint Venture ("Sterling Crest") which operates Brighton Crest. The Partnership may remove the general partner of The New Fairway, L.P., and has a controlling interest in Sterling Crest; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

ALLOCATIONS TO PARTNERS

Net income (including that arising from the occurrence of sales or dispositions) and losses of the Partnership and taxable income (loss) are allocated 97% to the limited partners and 3% to the general partners. Distributions of available cash from operations are allocated among the limited partners and the general partners in accordance with the limited partnership agreement. For the year ended December 31, 1998, the Partnership paid cash distributions from operations of approximately $795,000. For the year ended December 31, 1997, the Partnership paid cash distributions from operations of approximately $718,000.

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

INVESTMENT PROPERTIES

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1998 and 1997 no adjustments for impairment of value were necessary.

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

RESTRICTED ESCROWS

RESERVE ACCOUNT - General reserve accounts were established with a portion of the proceeds from the 1993 financing of Brighton Crest Apartments and The Village Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage notes) from the properties to the respective reserve accounts until the reserve accounts equaled $400 per apartment unit or $128,000 for Brighton Crest Apartments, and $44,800 for The Village Apartments. At December 31, 1998, the balances in the reserves for Brighton Crest Apartments and The Village Apartments were approximately $153,000 and $45,000, respectively.

A general reserve account was established with the refinancing proceeds for The Fairway Apartments in 1992. The balance in the reserve at December 31, 1998, was approximately $285,000. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. Upon use of the funds in this reserve the Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the respective reserve account until the reserve accounts equal $1,000 per apartment unit or $256,000 in total.

ADVERTISING

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $99,000 and $86,000 for the years ended December 31, 1998 and 1997, respectively.

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

LEASES

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, it is the Partnership's policy to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

LOAN COSTS

Loan costs of approximately $552,000, less accumulated amortization of approximately $304,000, are included in other assets and are being amortized over the life of the loans using the straight-line method. The related amortization expense is included in interest expense.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. (See "Note G" for disclosure).

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C -  MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:



                        Principal       Monthly                              Principal
                       Balance At       Payment       Stated                  Balance
                      December 31,     Including     Interest   Maturity      Due At
Property                  1998         Interest        Rate       Date       Maturity
                             (in thousands)                               (in thousands)


Brighton Crest Apts.
1st mortgage            $ 6,048       $    47         7.83%     10/15/03    $ 5,516
2nd mortgage                199             1(1)      7.83%     10/15/03        199

The Fairway Apts.
1st mortgage              3,730            34         7.60%     11/15/02      3,142
2nd mortgage                135             1(1)      7.60%     11/15/02        135

The Village Apts.
1st mortgage              1,860            14         7.83%     10/15/03      1,697
2nd mortgage                 61            --(1)(2)   7.83%     10/15/03         61

                         12,033       $    97                               $10,750

Less unamortized
discounts                  (235)

Totals                  $11,798


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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):

      Years Ending December 31,
           1999                       $   257
           2000                           277
           2001                           299
           2002                         3,586
           2003                         7,614
                                      $12,033

NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income:
(dollar amounts in thousands, except unit data)


                                    1998       1997
Net income as reported              $   669    $   155
Add (deduct):
Depreciation differences                (76)      (104)
Unearned income                          68         41
Minority interest                        72         44
Miscellaneous                            42          8

Federal taxable income              $   775    $   144

Federal taxable income per
limited partnership unit            $ 26.50    $  4.92

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                              $ 3,752
Land and buildings                                    5,660
Accumulated depreciation                                833
Syndication and distribution costs                    3,766
Other                                                  (530)
Net assets - Federal tax basis                      $13,481

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

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

The following amounts were paid or accrued to the Managing General partner and/or its affiliates in 1998 and 1997:

                                                   1998        1997
                                                    (in thousands)
Property management fees (included in
  operating expenses)                              $274        $258
Reimbursement for services of affiliates
   (included in operating, general and
   administrative expenses and investment
   properties) (1)                                  131         149

(1) Included in reimbursements for services of affiliates is approximately $20,000 and $18,000 for construction oversight reimbursements in 1998 and 1997, respectively.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates $274,000 and $258,000 for management fees for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $131,000 and $149,000 for the years ended December 31, 1998 and 1997, respectively.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner, but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners' adjusted invested capital as defined in the Partnership Agreement. Unpaid subordinated Partnership management fees at December 31, 1998, are approximately $105,000. Included in the $105,000 subordinated management fee payable at December 31, 1998, were Partnership management fees of approximately $19,000 for 1998 and $19,000 for 1997.

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the partnership. The Purchaser offered to purchase up to 10,000 of the outstanding units of the limited partnership interest ("Units") in the Partnership at a purchase price of $400 per Unit, net to the seller in cash. In the fourth quarter, the Purchaser closed the tender offer and acquired 3,947 Units of limited partnership interest. AIMCO currently owns through its affiliates, a total of 7,118.83 limited partnership units or 25.091%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing
General Partner.

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

NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                         Initial Cost
                                        To Partnership
                                        (in thousands)

                                                                      Costs
                                                     Buildings     Capitalized
                                                    and Related     (Removed)
                                                      Personal    Subsequent to
Description              Encumbrances      Land       Property     Acquisition
                        (in thousands)                           (in thousands)

Investment Properties

Brighton Crest Apts.        $ 6,247       $ 2,619      $13,122       $ (2,741)

The Fairway Apts.             3,865         2,560        3,883            288

The Village Apts.             1,921           615        3,799            (87)

Totals                      $12,033       $ 5,794      $20,804       $ (2,540)


                    Gross Amount At Which Carried
                       At December 31, 1998
                          (in thousands)

                             Buildings
                            and Related
                             Personal             Accumulated     Date of      Date   Depreciable
Description          Land    Property    Total   Depreciation   Construction Acquired Life-Years
                                                (in thousands)


Brighton Crest      $ 1,911   $11,089   $13,000      $ 5,721        1987      09/87       25
Apts.

The Fairway Apts.     2,213     4,518     6,731        2,385        1979      05/88       25

The Village Apts.       526     3,801     4,327        1,851        1986      05/88       25

Totals              $ 4,650   $19,408   $24,058      $ 9,957


The depreciable lives included above are for the buildings. The depreciable lives for related personal property are 5 to 15 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                          Years Ended December 31,
                                              1998           1997
                                                (in thousands)

Investment Properties
Balance at beginning of year             $23,756        $23,569
     Property improvements                   302            187

Balance at End of Year                   $24,058        $23,756

Accumulated Depreciation
Balance at beginning of year             $ 9,160        $ 8,377
 Additions charged to expense                797            783

Balance at end of year                   $ 9,957        $ 9,160

The aggregate cost of investment properties for Federal income tax purposes at December 31, 1998 and 1997, is approximately $29,718,000 and $29,416,000. Total accumulated depreciation for Federal income tax purposes at December 31, 1998 and 1997, is approximately $9,124,000 and $8,251,000, respectively.

NOTE G - SEGMENT INFORMATION

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH THE REPORTABLE SEGMENT DERIVES ITS REVENUES

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in three states in the United States. The Partnership rents apartment units to people for terms that are typically less than twelve months.

MEASUREMENT OF SEGMENT PROFIT OR LOSS

The Partnership evaluates performance based on net income. The accounting policies, of the reportable segment, are the same as those described in the summary of significant accounting policies.

FACTORS MANAGEMENT USED TO IDENTIFY THE ENTERPRISE'S REPORTABLE SEGMENT

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                         Residential     Other        Totals
Rental income                              $ 5,025      $    --      $ 5,025
Other income                                   247           46          293
Interest expense                             1,047           --        1,047
Depreciation                                   797           --          797
General and administrative expense              --          248          248
Minority interest in income of
joint venture                                   --          (72)         (72)
Segment profit (loss)                          943         (274)         669
Total assets                                15,880          542       16,422
Capital expenditures for investment
properties                                     302           --          302

1997
                                         Residential     Other        Totals
Rental income                              $ 4,841      $    --      $ 4,841
Other income                                   201           44          245
Interest expense                             1,064           --        1,064
Depreciation                                   783           --          783
General and administrative expense              --          210          210
Minority interest in income of
joint venture                                   --          (44)         (44)
Segment profit (loss)                          365         (210)         155
Total assets                                16,215          674       16,889
Capital expenditures for investment
properties                                     187           --          187

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partners does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young, LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Davidson Growth Plus, LP (the "Registrant" or the "Partnership") does not have any directors or officers. Davidson Growth Plus GP Corporation ("DGPGP" or the "Managing General Partner"), is responsible for the management and control of substantially all of the Partnership's operations and has general responsibility and ultimate authority in all matters affecting the Partnership's business. The Individual General Partner, in his capacity as such, did not devote any material amount of business time or attention to the Partnership's affairs.

The present executive officers and directors of the Managing General Partner are listed below.

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President - Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

The Registrant was not required to and did not pay any remuneration to the officers and/or director of the Managing General Partner during 1998 or 1997. See "Item 12." for a discussion of compensation and reimbursements paid to the Managing General Partner and certain affiliates.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no security holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant as of December 31, 1998.
                                   Number
           Entity                 of Units         Percentage

Insignia Properties, LP           2,482.83           8.751%
Cooper River Properties, LLC      3,947.00          13.912%
AIMCO Properties, LP                689.00           2.428%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602. AIMCO Properties, LP is also owned by AIMCO. Its business address is 1873 South Bellaire Street, 17th Floor, Denver, CO 80222.

As of December 31, 1998, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 25.091% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The general partners received cash distributions of approximately $24,000 and $21,000 from operations during the years ended December 31, 1998 and 1997, respectively. For a description of the share of cash distributions from operation, if any, to which the general partners are entitled, see "Note A" of the consolidated financial statements included in "Item 7. Financial Statements".

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

The following amounts were paid or accrued to the Managing General partner and/or its affiliates in 1998 and 1997:

                                                   1998        1997
                                                    (in thousands)

Property management fees                           $274        $258

Reimbursement for services of affiliates (1)        131         149

(1) Included in reimbursements for services of affiliates is approximately $20,000 and $18,000 for construction oversight reimbursements in 1998 and 1997, respectively.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates $274,000 and $258,000 for management fees for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $131,000 and $149,000 for the years ended December 31, 1998 and 1997, respectively.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner, but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement. Unpaid subordinated partnership management fees at December 31, 1998, are approximately $105,000. Included in the $105,000 subordinated management fee payable at December 31, 1998, were Partnership management fees of approximately $19,000 for 1998 and $19,000 for 1997.

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 10,000 of the outstanding units of the limited partnership interest ("Units") in the Partnership at a purchase price of $400 per Unit, net to the seller in cash. In the fourth quarter, the Purchaser closed the tender offer and acquired 3,947 Units of limited partnership interest. AIMCO currently owns through its affiliates, a total of 7,118.83 limited partnership units or 25.091%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

(a)Exhibits:

   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)Reports on Form 8-K filed during the fourth quarter of 1998:

   Current Report on Form 8-K dated October 1, 1998 and filed October 16, 1998 disclosing change in control of the Partnership from Insignia Financial Group, Inc. to AIMCO.


                                   SIGNATURES



    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DAVIDSON GROWTH PLUS, L.P.

                          By: Davidson Growth Plus G.P. Corporation as Managing General Partner


                          By:      /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                          By:      /s/ Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting


                          Date:    March 26, 1999


    In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Patrick J. Foye       Executive Vice President and     Date: March 26, 1999
Patrick J. Foye           Director


/s/ Timothy R. Garrick    Vice President - Accounting      Date: March 26, 1999
Timothy R. Garrick        and Director




                                 EXHIBIT INDEX


Exhibit

2 Agreement and Plan of Merger dated October 1, 1998, by and between AIMCO and IPT is incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K dated October 16, 1998.

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

21           Subsidiaries.

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