Form 10QSB
period 1999-03-31
DAVIDSON GROWTH PLUS LP
filed 1999-05-04
CIK 795757

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


                 For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the transition period            to


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

ITEM 1.   FINANCIAL STATEMENTS

a)
                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

 Cash and cash equivalents                                   $  1,624

 Receivables and deposits                                         292

 Restricted escrows                                               459

 Other assets                                                     275

 Investment properties:

    Land                                        $  4,650

    Buildings and related personal property       19,482

                                                  24,132

    Less accumulated depreciation                (10,153)      13,979

                                                             $ 16,629


Liabilities and Partners' Capital (Deficit)


Liabilities

 Accounts payable                                            $     55

 Tenant security deposit liabilities                              129

 Accrued property taxes                                           124

 Other liabilities                                                270

 Mortgage notes payable                                        11,748


Minority interest                                                 251


Partners' Capital (Deficit)

 General partners'                              $   (697)

 Limited partners' (28,371.75 units                4,749        4,052

    issued and outstanding)

                                                             $ 16,629


          See Accompanying Notes to Consolidated Financial Statements


b)
                           DAVIDSON GROWTH PLUS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                   Three Months Ended

                                                       March 31,

                                                    1999       1998

Revenues:

  Rental income                                   $1,319      $1,227

  Other income                                        87          57

       Total revenues                              1,406       1,284

Expenses:

  Operating                                          425         554

  General and administrative                          68          81

  Depreciation                                       196         195

  Interest                                           259         263

  Property taxes                                     119         118

       Total expenses                              1,067       1,211

Income before minority interest in

    net income of joint venture                      339          73

Minority interest in net income of joint venture     (39)        (12)


Net income                                        $  300      $   61


Net income allocated to general partners (3%)     $    9      $    2

Net income allocated to limited partners (97%)       291          59


                                                  $  300      $   61


Net income per limited partnership unit           $10.26      $ 2.08


Distributions per limited partnership unit        $   --      $11.91


          See Accompanying Notes to Consolidated Financial Statements

c)
                           DAVIDSON GROWTH PLUS, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited

                                 Partnership  General    Limited

                                    Units    Partners'  Partners'    Total


Original capital contributions    28,371.75   $     1    $28,376    $28,377


Partners' (deficit) capital at

December 31, 1998                 28,371.75   $  (706)   $ 4,458    $ 3,752


Net income for the three months

  ended March 31, 1999                   --         9        291        300


Partners' (deficit) capital at

  March 31, 1999                  28,371.75   $  (697)   $ 4,749    $ 4,052


          See Accompanying Notes to Consolidated Financial Statements


d)
                           DAVIDSON GROWTH PLUS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                      Three Months Ended

                                                           March 31,

                                                        1999      1998

Cash flows from operating activities:

  Net income                                          $  300   $   61

  Adjustments to reconcile net income to net cash

    provided by operating activities:

    Depreciation                                         196      195

    Amortization of discounts and loan costs              26       26

    Minority interest in net income of joint venture      39       12

    Change in accounts:

      Receivables and deposits                            97       77

      Other assets                                       (26)      16

      Accounts payable                                    25     (117)

      Tenant security deposits payable                   (10)       3

      Accrued property taxes                             (70)     (67)

      Other liabilities                                  (27)     (20)


         Net cash provided by operating activities       550      186


Cash flows from investing activities:

  Property improvements and replacements                 (74)     (54)

  Net receipts from (deposits to) restricted escrows      24       (4)


Net cash used in investing activities                    (50)     (58)


Cash flows from financing activities:

  Payments on mortgage notes payable                     (62)     (58)

  Distributions to partners                               --     (348)

  Distributions to minority partner                       --      (70)


         Net cash used in financing activities           (62)    (476)


Net increase (decrease) in cash and cash equivalents     438     (348)


Cash and cash equivalents at beginning of period       1,186    1,080

Cash and cash equivalents at end of period            $1,624   $  732


Supplemental disclosure of cash flow information:

  Cash paid for interest                              $  233   $  238


          See Accompanying Notes to Consolidated Financial Statements


e)
                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended
December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in The New Fairways, LP and its 82.5% general partnership interest in Sterling Crest Joint Venture ("Sterling Crest") which operates Brighton Crest. The Partnership may remove the general partner of The New Fairways, L.P., and has a controlling interest in Sterling Crest; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, ("AIMCO") a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

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

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the three months ended March 31, 1999 and 1998:


                                                              1999      1998

                                                              (in thousands)


Property management fees (included in operating expenses)    $  71    $  67

Reimbursement for services of affiliates (included in

  operating and general and administrative expenses) (1)        27       46


(1) Included in reimbursements for services of affiliates is approximately $16,000 for construction oversight reimbursements for the three months ended March 31, 1998. No such costs were incurred for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates $71,000 and $67,000 for management fees for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $27,000 and $46,000 for the three months ended March 31, 1999 and 1998, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement. Unpaid subordinated Partnership management fees at March 31, 1999, are approximately $121,000. Included in the $121,000 subordinated management fee payable at March 31, 1999, were Partnership management fees of approximately $16,000 and $3,000 for the three month periods ended March 31, 1999 and 1998, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including the Fairway Apartments owned by the Partnership.

NOTE D - DISTRIBUTIONS TO PARTNERS

During the three months ended March 31, 1999, the Partnership did not make any distributions to its partners. During the three months ended March 31, 1998, the Partnership distributed approximately $348,000 from operations to the partners.

NOTE E - SEGMENT INFORMATION

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in Marietta, Georgia, Plano, Texas and Brandon, Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                      Residential    Other      Totals
Rental income                        $ 1,319      $    --    $ 1,319
Other income                              62           25         87
Interest expense                         259           --        259
Depreciation                             196           --        196
General and administrative expense        --           68         68
Minority interest in income of
  joint venture                           --          (39)       (39)
Segment profit (loss)                    382          (82)       300
Total assets                          15,379        1,250     16,629
Capital expenditures for investment
  properties                              74           --         74

1998
                                      Residential    Other      Totals
Rental income                        $ 1,227      $    --    $ 1,227
Other income                              47           10         57
Interest expense                         263           --        263
Depreciation                             195           --        195
General and administrative expense        --           81         81
Minority interest in income of
  joint venture                           --          (12)       (12)
Segment profit (loss)                    144          (83)        61
Total assets                          15,736          561     16,297
Capital expenditures for investment
  properties                              54           --         54

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

In March 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Davidson Growth Plus, L.P., et al. The complaint claims that the Partnership and the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                   Average Occupancy

                                    1999        1998

  Brighton Crest Apartments

   Marietta, Georgia                95%          94%

  The Fairway Apartments

   Plano, Texas                     93%          91%

  The Village Apartments

   Brandon, Florida                 97%          99%


Results of Operations

The Partnership realized net income of approximately $300,000 for the three months ended March 31, 1999, compared to net income of approximately $61,000 for the three months ended March 31, 1998. The increase in net income is primarily attributable to an increase in total revenues and a decrease in total expenses. Total revenues increased as a result of increases in rental income and other income. Rental revenues increased primarily due to an increase in average annual rental rates at all the Partnership's properties and an increase in occupancy at Brighton Crest Apartments and The Fairway Apartments, which more than offset a small decrease in occupancy at the Village Apartments. Other income increased primarily due to an increase in tenant charges at Brighton Crest and The Village. Tenant charges increased due to increased tenant move outs due to an active home buying market. The decrease in total expenses is primarily attributable to a decrease in operating expenses and general and administrative expenses. Operating expenses decreased primarily due to decreased maintenance and repairs expenses at The Fairway Apartments and Brighton Crest Apartments. General and administrative expenses decreased primarily due to a decrease in legal expenses resulting from the resolution in 1998 of a lawsuit filed by a former employee of an affiliate of the Managing General Partner. The Partnership's indemnification obligations to the affiliates of the Managing General Partner as a result of such lawsuit were fulfilled during the first quarter of 1998. Included in general and administrative expenses at both March 31, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $1,624,000 at March 31, 1999, compared to approximately $732,000 at March 31, 1998. The increase in cash and cash equivalents of approximately $438,000 from the Partnership's cash balance at December 31, 1998, is due to approximately $550,000 of cash provided by operations, which was offset by approximately $50,000 of cash used in investing activities and approximately $62,000 of cash used in financing activities. Cash used in investing activities consists of property improvements and replacements which were partially offset by net receipts from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's properties for 1999 are detailed below.

Brighton Crest Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $18,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement and other building improvements.
These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $169,000 of capital improvements over the near term. Capital improvements budgeted for 1999 consist of major carpet replacement and landscaping. These improvements are budgeted for, but not limited to, approximately $204,000.

Fairway Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $35,000 of capital improvements at the property, consisting primarily of interior decorating, carpet and vinyl replacement and plumbing improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $264,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of major carpet replacement, major landscaping, parking lot repairs, pool repairs, roof replacement and structural repairs. These improvements are budgeted for, but not limited to, approximately $328,000.

The Village Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $21,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, air conditioning units and appliances. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $368,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of plumbing upgrades, major landscaping, pool repairs and roof replacement. These improvements are budgeted for, but not limited to, approximately $370,000.

The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,748,000, net of discount, is amortized over periods ranging from approximately 21 to 29 years with balloon payments due in 2002 and 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No cash distributions were paid to the partners during the three months ended March 31, 1999. Cash distributions from operations of approximately $348,000 ($11.91 per limited partnership unit) were paid to the partners during the three months ended March 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, timing of debt maturities and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 25.091% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

In March 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Davidson Growth Plus, L.P., et al. The complaint claims that the Partnership and the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



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


                               Date: May 4, 1999