Form 10QSB
period 1999-06-30
DAVIDSON GROWTH PLUS LP
filed 1999-08-09
CIK 795757

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

                  For the quarterly period ended June 30, 1999

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


ITEM 1.   FINANCIAL STATEMENTS


a)
                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

 Cash and cash equivalents                                   $    956

 Receivables and deposits                                         403

 Restricted escrows                                               376

 Other assets                                                     287

 Investment properties:

    Land                                        $  4,650

    Buildings and related personal property       19,593

                                                  24,243

    Less accumulated depreciation                (10,364)      13,879

                                                             $ 15,901

Liabilities and Partners' Capital (Deficit)

Liabilities

 Accounts payable                                            $     25

 Tenant security deposit liabilities                              123

 Accrued property taxes                                           242

 Other liabilities                                                289

 Mortgage notes payable                                        11,696

Minority interest                                                 189

Partners' Capital (Deficit)

 General partners'                              $   (719)

 Limited partners' (28,371.75 units                4,056        3,337

    issued and outstanding)
                                                             $ 15,901


          See Accompanying Notes to Consolidated Financial Statements
b)
                           DAVIDSON GROWTH PLUS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Three Months               Six Months

                                   Ended June 30,            Ended June 30,

                                 1999         1998         1999         1998

Revenues:

  Rental income                $ 1,298      $ 1,264      $ 2,617      $ 2,491

  Other income                      89           69          176          126

       Total revenues            1,387        1,333        2,793        2,617

Expenses:

  Operating                        507          494          932        1,048

  General and administrative        70           66          138          147

  Depreciation                     211          195          407          390

  Interest                         258          263          517          526

  Property taxes                   118          114          237          232

       Total expenses            1,164        1,132        2,231        2,343

Income before minority

  interest in net income of

  joint venture                    223          201          562          274

  Minority interest in net

     income of joint venture       (17)         (15)         (56)         (27)


Net income                     $   206      $   186      $   506      $   247

Net income allocated

 to general partners (3%)      $     6      $     6      $    15      $     7

Net income allocated

 to limited partners (97%)         200          180          491          240

                               $   206      $   186      $   506      $   247

Net income per limited

 partnership unit              $  7.05      $  6.34      $ 17.31      $  8.46

Distributions per limited

 partnership unit              $ 31.47      $    --      $ 31.47      $ 11.91


          See Accompanying Notes to Consolidated Financial Statements
c)
                           DAVIDSON GROWTH PLUS, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Limited

                                  Partnership    General     Limited

                                     Units      Partners'   Partners'     Total


Original capital contributions    28,371.75    $     1     $28,376    $28,377


Partners' (deficit) capital at

December 31, 1998                 28,371.75    $  (706)    $ 4,458    $ 3,752


Distributions to partners                          (28)       (893)      (921)


Net income for the six months

  ended June 30, 1999                    --         15         491        506


Partners' (deficit) capital at

  June 30, 1999                   28,371.75    $  (719)    $ 4,056    $ 3,337

          See Accompanying Notes to Consolidated Financial Statements
d)
                           DAVIDSON GROWTH PLUS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                            Six Months Ended

                                                                 June 30,

                                                           1999           1998

Cash flows from operating activities:

  Net income                                             $   506       $  247

  Adjustments to reconcile net income to net cash

    provided by operating activities:

    Depreciation                                             407          390

    Amortization of discounts and loan costs                  52           52

    Minority interest in net income of joint venture          56           27

    Change in accounts:

      Receivables and deposits                               (14)         (62)

      Other assets                                           (52)          13

      Accounts payable                                        (5)        (106)

      Tenant security deposit liabilities                    (16)          18

      Accrued property taxes                                  48           50

      Other liabilities                                       (8)          (3)

         Net cash provided by operating activities           974          626

Cash flows from investing activities:

  Property improvements and replacements                    (185)        (157)

  Net receipts from (deposits to) restricted escrows         107          (10)

         Net cash used in investing activities               (78)        (167)

Cash flows from financing activities:

  Payments on mortgage notes payable                        (126)        (116)

  Distribution to partners                                  (921)        (348)

  Distribution to minority partner                           (79)         (70)

         Net cash used in financing activities            (1,126)        (534)

Net decrease in cash and cash equivalents                   (230)         (75)

Cash and cash equivalents at beginning of period           1,186        1,080

Cash and cash equivalents at end of period               $   956       $1,005

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $   465       $  474


          See Accompanying Notes to Consolidated Financial Statements


e)
                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the six month periods ended June 30, 1999 and 1998:

                                                                  1999      1998

                                                                  (in thousands)


Property management fees (included in operating expenses)        $ 141    $ 135

Reimbursement for services of affiliates (included in

  operating expense, general and administrative expense,

  and investment properties)                                        50       75

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $141,000 and $135,000 for management fees for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $50,000 and $75,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses is approximately $4,000 and $18,000 for construction oversight reimbursements for the six months ended June 30, 1999 and 1998, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement. Unpaid subordinated Partnership management fees at June 30, 1999, are approximately $131,000. Included in the $131,000 subordinated management fee payable at June 30, 1999, were Partnership management fees of approximately $25,000 and $10,000 for the six month periods ended June 30, 1999 and 1998, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including the Fairway Apartments owned by the Partnership.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 9,659.73 (approximately 34.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $363 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 654.50 units. As a result, AIMCO and its affiliates currently own 7,832.33 units of limited partnership interest in the Partnership representing approximately 27.61% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - DISTRIBUTIONS TO PARTNERS

Cash distributions from operations of approximately $921,000 (approximately $893,000 to the limited partners or $31.47 per limited partnership unit) were paid to the partners during the six months ended June 30, 1999. Cash distributions from operations of approximately $348,000 (approximately $338,000 to the limited partners or $11.91 per limited partnership unit) were paid to the partners during the six months ended June 30, 1998.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential     Other        Totals
Rental income                            $ 2,617      $    --      $ 2,617
Other income                                 130           46          176
Interest expense                             517           --          517
Depreciation                                 407           --          407
General and administrative expense            --          138          138
Minority interest in net income of
  joint venture                               --          (56)         (56)
Segment profit (loss)                        654         (148)         506
Total assets                              15,599          302       15,901
Capital expenditures for investment
  properties                                 185           --          185

1998
                                         Residential     Other        Totals
Rental income                            $ 2,491      $    --      $ 2,491
Other income                                 101           25          126
Interest expense                             526           --          526
Depreciation                                 390           --          390
General and administrative expense            --          147          147
Minority interest in net income of
  joint venture                               --          (27)         (27)
Segment profit (loss)                        396         (149)         247
Total assets                              15,736          876       16,612
Capital expenditures for investment
  properties                                 157           --          157

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

In March 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Davidson Growth Plus, L.P., et al. The complaint claims that the Partnership and the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's net operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:


                                   Average Occupancy

                                    1999        1998

  Brighton Crest Apartments

   Marietta, Georgia                94%          95%

  The Fairway Apartments

   Plano, Texas                     93%          93%

  The Village Apartments

   Brandon, Florida                 97%          99%

Results of Operations

The Partnership realized net income of approximately $506,000 for the six months ended June 30, 1999, compared to net income of approximately $247,000 for the six months ended June 30, 1998. The Partnership's net income for the three months ended June 30, 1999, was approximately $206,000 compared to net income of approximately $186,000 for the three months ended June 30, 1998. The increase in net income for the six months ended June 30, 1999, is primarily attributable to an increase in total revenues and a decrease in total expenses offset by an increase in minority interest in income from joint venture. The increase in net income for the three months ended June 30, 1999, is due to an increase in total revenues which is partially offset by an increase in total expenses. Total revenues increased for both periods as a result of increases in rental income and other income. Rental income increased primarily due to an increase in average annual rental rates at all the Partnership's properties and a reduction in concession costs at Brighton Crest. These increases were partially offset by decreases in occupancy at Brighton Crest and The Village Apartments. Other income increased primarily due to an increase in tenant charges at all the Partnership's properties. Tenant charges increased due to increased tenant move outs due to an active home buying market. The decrease in total expenses for the six month period is primarily attributable to a decrease in operating expenses. Operating expenses decreased primarily due to decreased maintenance and repairs expenses at The Fairway Apartments and Brighton Crest Apartments and reduced insurance expense at all the Partnership's properties due to a change in insurance carrier. The increase in total revenues for the three months ended June 30, 1999, was partially offset by an increase in total expenses primarily due to an increase in operating expense due to an increase in advertising expense at Brighton Crest Apartments, and an increase in utility expenses at Brighton Crest. The increase in minority interest in net income of joint venture is due to the improved operations at the joint venture's property Brighton Crest due primarily to increased rental rates and reduced maintenance expenses.

Included in general and administrative expenses at both June 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $956,000 at June 30, 1999, compared to approximately $1,005,000 at June 30, 1998. The decrease in cash and cash equivalents of approximately $230,000 from the Partnership's cash balance at December 31, 1998, is due to approximately $78,000 of cash used in investing activities and approximately $1,126,000 of cash used in financing activities which was offset by approximately $974,000 of cash provided by operating activities. Cash used in investing activities consists of property improvements and replacements which were partially offset by net receipts from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of a distribution from operations to the partners, and to a lessor extent, of payments of principal made on the mortgages encumbering the Partnership's properties, and a distribution to the minority partner of Sterling Crest. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's properties are detailed below.

Brighton Crest Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $69,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, landscaping, and structural and other building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $169,000 of capital improvements over the next few years. Capital improvements budgeted for 1999, which include certain of the required improvements, consist of carpet and vinyl replacement and landscaping. These improvements are budgeted for, but not limited to, approximately $204,000.

Fairway Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $69,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, interior decorating, electrical upgrades, and pool repairs. These improvements were funded from the Partnership's reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $264,000 of capital improvements over the next few years. Capital improvements planned for 1999, which include certain of the required improvements, consist of carpet and vinyl replacement, landscaping, parking lot repairs, pool repairs, roof replacement and structural repairs. These improvements are budgeted for, but not limited to, approximately $328,000.

The Village Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $47,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, air conditioning units, roof replacement, and structural and other building improvements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $368,000 of capital improvements over the next few years. Capital improvements planned for 1999, which include certain of the required improvements, consist of plumbing upgrades, landscaping, pool repairs and roof replacement. These improvements are budgeted for, but not limited to, approximately $370,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,696,000, net of discount, is amortized over periods ranging from approximately 21 to 29 years with balloon payments due in 2002 and 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Cash distributions from operations of approximately $921,000 (approximately $893,000 to the limited partners or $31.47 per limited partnership unit) were paid to the partners during the six months ended June 30, 1999. Cash distributions from operations of approximately $348,000 (approximately $338,000 to the limited partners or $11.91 per limited partnership unit) were paid to the partners during the six months ended June 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, timing of debt maturities and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 9,659.73 (approximately 34.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $363 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 654.50 units. As a result, AIMCO and its affiliates currently own 7,832.33 units of limited partnership interest in the Partnership representing approximately 27.61% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

In March 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Davidson Growth Plus, L.P., et al. The complaint claims that the Partnership and the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's net operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.

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



                               DAVIDSON GROWTH PLUS L.P.


                               BY: DAVIDSON GROWTH PLUS GP CORPORATION
                                   Its Managing General Partner


                               By: /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                               By: /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President
                                   Finance and Administration


                               Date: August 6, 1999