Form 10QSB
period 1999-09-30
DAVIDSON GROWTH PLUS LP
filed 1999-11-12
CIK 795757

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-15675


                           DAVIDSON GROWTH PLUS, L.P.
       (Exact name of small business issuer as specified in its charter)



        Delaware                                        52-1462866
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                         55 Beattie Place, PO Box 1089
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


ITEM 1.   FINANCIAL STATEMENTS

a)

                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)


                               September 30, 1999


Assets
Cash and cash equivalents                                              $  1,133
Receivables and deposits                                                    514
Restricted escrows                                                          264
Other assets                                                                263
Investment properties:
Land                                                    $  4,650
Buildings and related personal property                   19,873
                                                          24,523
Less accumulated depreciation                            (10,568)        13,955
                                                                       $ 16,129
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                       $     58
Tenant security deposit liabilities                                         122
Accrued property taxes                                                      361
Distribution payable                                                        484
Other liabilities                                                           281
Mortgage notes payable                                                   11,645

Minority interest                                                           103

Partners' (Deficit) Capital
General partners                                        $   (726)
Limited partners (28,371.75 units issued and
outstanding)                                               3,801          3,075
                                                                       $ 16,129


          See Accompanying Notes to Consolidated Financial Statements


b)

                           DAVIDSON GROWTH PLUS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                     1999        1998        1999         1998
Revenues:
Rental income                      $ 1,315     $ 1,227     $ 3,932      $ 3,718
Other income                            65          91         241          217
Total revenues                       1,380       1,318       4,173        3,935

Expenses:
Operating                              510         522       1,442        1,570
General and administrative              56          50         194          197
Depreciation                           204         201         611          591
Interest                               257         261         774          787
Property taxes                         119         109         356          341
Total expenses                       1,146       1,143       3,377        3,486

Income before minority interest
in net income of
joint venture                          234         175         796          449


Minority interest in net
income of joint venture                (12)        (18)        (68)         (45)

Net income                         $   222     $   157     $   728      $   404

Net income allocated
to general partners (3%)           $     7     $     5     $    22      $    12
Net income allocated
to limited partners (97%)              215         152         706          392
                                   $   222     $   157     $   728      $   404
Net income per limited
partnership unit                   $  7.58     $  5.36     $ 24.88      $ 13.82

Distributions per limited
partnership unit                   $ 16.57     $ 15.26     $ 48.04      $ 27.17


          See Accompanying Notes to Consolidated Financial Statements


c)

                           DAVIDSON GROWTH PLUS, L.P.

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General     Limited
                                    Units      Partners    Partners      Total


Original capital contributions    28,371.75    $     1     $28,376      $28,377

Partners' (deficit) capital at
December 31, 1998                 28,371.75    $  (706)    $ 4,458      $ 3,752

Distributions to partners                          (42)     (1,363)      (1,405)

Net income for the nine months
ended September 30, 1999                 --         22         706          728

Partners' (deficit) capital
   at September 30, 1999          28,371.75    $  (726)    $ 3,801      $ 3,075



          See Accompanying Notes to Consolidated Financial Statements


d)
                           DAVIDSON GROWTH PLUS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended
                                                                September 30,
                                                              1999         1998
Cash flows from operating activities:
Net income                                                 $   728      $   404
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                   611          591
Amortization of discounts and loan costs                        79           78
Minority interest in net income of joint venture                68           45
Change in accounts:
Receivables and deposits                                      (125)        (180)
Other assets                                                   (42)          12
Accounts payable                                                28         (117)
Tenant security deposit liabilities                            (17)          17
Accrued property taxes                                         167          158
Other liabilities                                              (16)           1
Net cash provided by operating activities                    1,481        1,009

Cash flows from investing activities:
Property improvements and replacements                        (465)        (260)
Net receipts from (deposits to) restricted escrows             219          (15)
Net cash used in investing activities                         (246)        (275)

Cash flows from financing activities:
Payments on mortgage notes payable                            (190)        (177)
Distributions to partners                                     (921)        (795)
Distributions to minority partner                             (177)        (131)
Net cash used in financing activities                       (1,288)      (1,103)

Net decrease in cash and cash equivalents                      (53)        (369)
Cash and cash equivalents at beginning of period             1,186        1,080
Cash and cash equivalents at end of period                 $ 1,133      $   711

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $   695      $   709

Supplemental disclosure of non-cash financing activities:
Distribution payable                                       $   484      $    --


          See Accompanying Notes to Consolidated Financial Statements


e)
                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in The New Fairways, LP and its 82.5% general partnership interest in Sterling Crest Joint Venture ("Sterling Crest") which operates Brighton Crest. Because the Partnership may remove the general partner of The New Fairways, L.P. and has a controlling interest in Sterling Crest, the partnerships are controlled and consolidated by the Partnership. All significant inter-entity balances have been eliminated.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for (i) payments to affiliates for services and
(ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the nine month periods ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses) $213 $204 Reimbursement for services of affiliates (included in operating expense, general and administrative expense,
   and investment properties)                                    82       104
Subordinated management fee (included in general and
   administrative expense)                                       24        14


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $213,000 and $204,000 for management fees for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $82,000 and $104,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses is approximately $9,000 and $20,000 for construction oversight reimbursements for the nine months ended September 30, 1999 and 1998, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement. Unpaid subordinated Partnership management fees at September 30, 1999, are approximately $129,000. Included in the $129,000 subordinated management fee payable at September 30, 1999, were Partnership management fees of approximately $24,000 and $14,000 for the nine month periods ended September 30, 1999 and 1998, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including the Fairway Apartments owned by the Partnership.

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the partnership. The Purchaser offered to purchase up to 10,000 (approximately 35.25% of the outstanding units) units of the limited partnership interest in the Partnership at a purchase price of $400 per unit, net to the seller in cash. The Purchaser acquired 3,947 units (or approximately 13.91%) of limited partnership interest pursuant to this tender.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 9,659.73 (approximately 34.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $363 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 654.50 units. As a result, AIMCO and its affiliates currently own 7953.08 units of limited partnership interest in the Partnership representing approximately 28.03% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note F - Legal Proceedings").

NOTE D - DISTRIBUTIONS TO PARTNERS

Cash distributions from operations of approximately $921,000 (approximately $893,000 to the limited partners or $31.47 per limited partnership unit) were paid to the partners during the nine months ended September 30, 1999.
Subsequent to September 30, 1999, a distribution of approximately $484,000 (approximately $470,000 to the limited partners or $16.57 per limited partnership unit) was paid to the partners which was approved and accrued during the nine months ended September 30, 1999. Cash distributions from operations of approximately $795,000 (approximately $771,000 to the limited partners or $27.17 per limited partnership unit) were paid to the partners during the nine months ended September 30, 1998.

NOTE E - SEGMENT INFORMATION

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in Marietta, Georgia; Plano, Texas; and Brandon, Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the following tables (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Residential    Other      Totals

Rental income                          $ 3,932     $    --     $ 3,932
Other income                               196          45         241
Interest expense                           774          --         774
Depreciation                               611          --         611
General and administrative expense          --         194         194
Minority interest in net income of
  joint venture                             --         (68)        (68)
Segment profit (loss)                      945        (217)        728
Total assets                            15,448         681      16,129
Capital expenditures for investment
  properties                               465          --         465

                1998                  Residential    Other      Totals

Rental income                          $ 3,718     $    --    $ 3,718
Other income                               180          37        217
Interest expense                           787          --        787
Depreciation                               591          --        591
General and administrative expense          --         197        197
Minority interest in net income of
  joint venture                             --         (45)       (45)
Segment profit (loss)                      609        (205)       404
Total assets                            15,777         553     16,330
Capital expenditures for investment
  properties                               260          --        260


NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain Managing General Partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:


                                          Average Occupancy
Property                                   1999       1998

Brighton Crest Apartments                   94%        95%
Marietta, Georgia
The Fairway Apartments                      94%        92%
Plano, Texas
The Village Apartments                      97%        98%
Brandon, Florida

Results of Operations

The Partnership realized net income of approximately $728,000 for the nine months ended September 30, 1999, compared to net income of approximately $404,000 for the nine months ended September 30, 1998. The Partnership's net income for the three months ended September 30, 1999, was approximately $222,000 compared to net income of approximately $157,000 for the three months ended September 30, 1998. The increase in net income for the nine months ended September 30, 1999 is primarily attributable to an increase in total revenues and a decrease in total expenses offset by an increase in minority interest in income from joint venture. The increase in net income for the three months ended September 30, 1999, is due to an increase in total revenues and a decrease in minority interest in income from the joint venture which are slightly offset by an increase in total expenses. Total revenues increased for both periods as a result of increases in rental income. For the nine months ended September 30, 1999 other income also increased. For the three month period there was a decrease in other income which partially offset the increase in rental revenue. Rental income increased primarily due to an increase in average annual rental rates at all the Partnership's properties and a reduction in concession costs at Brighton Crest. These increases were partially offset by decreases in occupancy at Brighton Crest and The Village Apartments. Other income increased for the nine months ended September 30, 1999 primarily due to an increase in tenant charges at Fairway and Brighton Crest Apartments. Tenant charges increased due to increased tenant move outs due to an active home buying market. For the three months ended September 30, 1999, other income decreased due to a decrease in tenant charges for this period.

The decrease in total expenses for the nine month period is primarily attributable to a decrease in operating expenses, partially offset by increases in depreciation expense and the minority interest in the net income of the joint venture. Operating expenses decreased primarily due to decreased maintenance and repairs expenses at The Fairway Apartments and Brighton Crest Apartments and reduced insurance expense at all the Partnership's properties due to lower rates provided by a new insurance carrier in late 1998. These decreases were partially offset by increased advertising expense at Brighton Crest and increased payroll costs at Fairway Apartments. The increase in depreciation expense is due to capital improvements completed during the past twelve months that are now being depreciated. The increase in minority interest in net income of joint venture for the nine months ended September 30, 1999 is due to the improved operations at the joint venture's property Brighton Crest due primarily
to increased rental rates and reduced maintenance expenses.   For the three
months ended September 30, 1999, the decrease in minority interest in net income of joint venture was due primarily to increased advertising expenses, partially offset by increased rental rates at the joint venture property.

For the three months ended September 30, 1999, total expenses increased primarily due to an increase in property taxes and general and administrative expenses which was partially offset by decreased operating expenses. Property tax expense increased due to the timing of the receipt of property tax bills for 1999 and 1998 which affected the accruals as of September 30, 1999 and 1998. General and administrative expense increased due to increased legal expenses due to the settlements of lawsuits as previously disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 and in the Partnership's Form 10-QSB for the quarterly period ended June 30, 1999. Included in general and administrative expenses at both September 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Operating expense decreased due to decreased maintenance expenses at Fairway and Brighton Crest Apartments which was largely offset by increased payroll and utility expenses at Fairway Apartments and increased advertising charges at Brighton Crest.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $1,133,000 at September 30, 1999, compared to approximately $711,000 at September 30, 1998. The decrease in cash and cash equivalents of approximately $53,000 from the Partnership's cash balance at December 31, 1998, is due primarily to approximately $1,288,000 of cash used in financing activities and to a lesser extent to approximately $246,000 of cash used in investing activities which was largely offset by approximately $1,481,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions from operations to the partners, and to a lessor extent, payments of principal made on the mortgages encumbering the Partnership's properties and distributions to the minority partner of Sterling Crest. Cash used in investing activities consists of property improvements and replacements which were partially offset by net receipts from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

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

Brighton Crest Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $141,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, structural and other building improvements and landscaping. These improvements were funded from operating cash flow and from the Partnership's reserves. The structural and other building improvements are complete as of September 30, 1999. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $169,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $204,000 for 1999, which include certain of the required improvements and consist of carpet and vinyl replacement and landscaping.

Fairway Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $203,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, parking lot resurfacing, interior decorating, and landscaping. These improvements were funded from operating cash flow and the Partnership's reserves. The parking lot resurfacing and interior decorating are complete as of September 30, 1999. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $264,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $328,000 for 1999, which include certain of the required improvements and consist of carpet and vinyl replacement, landscaping, parking lot resurfacing, pool upgrades, roof replacement and structural improvements.

The Village Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $121,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, air conditioning units, roof replacement, appliances, and structural and other building improvements. These improvements were funded from the Partnership's operating cash flow and from the Partnership's reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $368,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $370,000, which include certain of the required improvements and consist of plumbing upgrades, landscaping, pool upgrades and roof replacement.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,645,000, net of discount, is amortized over periods ranging from approximately 21 to 29 years with balloon payments due in 2002 and 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Cash distributions from operations of approximately $921,000 (approximately $893,000 to the limited partners or $31.47 per limited partnership unit) were paid to the partners during the nine months ended September 30, 1999.
Subsequent to September 30, 1999, a distribution of approximately $484,000 (approximately $470,000 to the limited partners or $16.57 per limited partnership unit) was paid to the partners which was approved and accrued during the nine months ended September 30, 1999. Cash distributions from operations of approximately $795,000 (approximately $771,000 to the limited partners or $27.17 per limited partnership unit) were paid to the partners during the nine months ended September 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, timing of debt maturities and the availability of cash reserves. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offers

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the partnership. The Purchaser offered to purchase up to 10,000 (or approximately 35.25%) of the outstanding units of the limited partnership interest in the Partnership at a purchase price of $400 per unit, net to the seller in cash. The Purchaser acquired 3,947 units (or approximately 13.91%) of limited partnership interest pursuant to this tender.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 9,659.73 (approximately 34.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $363 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 654.50 units. As a result, AIMCO and its affiliates currently own 7,953.08 units of limited partnership interest in the Partnership representing approximately 28.03% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note F - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain Managing General Partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              DAVIDSON GROWTH PLUS, L.P.


                              By:  DAVIDSON GROWTH PLUS GP CORPORATION
                                   Its Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: