Form 10KSB
period 1999-12-31
DAVIDSON GROWTH PLUS LP
filed 2000-03-22
CIK 795757

March 21, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Davidson Growth Plus, L.P.
      Form 10-KSB
      File No. 0-15675


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--Annual or Transitional Report Under

                               Section 13 or 15(d)

                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
     [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $5,570,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

On August 29, 1996, the Limited Partnership Agreement was amended to remove DDPI as managing general partner and admit Davidson Growth Plus GP Corporation ("Managing General Partner"), an affiliate of DDPI, as managing general partner in the place and stead of DDPI effective as of that date. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011, unless terminated prior to such date.

The offering of the Registrant's limited partnership units ("Units") commenced on August 13, 1986, and terminated on March 30, 1988. The Registrant received gross proceeds from the offering of approximately $28,376,000 and net proceeds of approximately $25,254,000. Since its initial offering, the Registrant has not received nor are limited partners required to make additional capital contributions.

The Partnership's primary business is to operate and hold existing real estate properties for investment. All of the net proceeds of the offering were invested in four properties, of which three continue to be held by the Partnership. See "Item 2. Description of Properties," for a description of the Partnership's remaining properties.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing property management services for the years ended December 31, 1999 and 1998.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties:

The following table sets forth the Partnership's investment in properties:

                              Date
Property                    Acquired         Type of Ownership           Use

Brighton Crest Apts.         Phase I    The Registrant holds an       Apartment
  Marietta, Georgia         09/25/87    82.5% interest in the joint   320 units
                            Phase II    venture which has fee
                            12/15/87    ownership subject to first
                                        and second mortgages
The Fairway Apts. (1)       05/18/88    Fee ownership subject to      Apartment
  Plano, Texas                          first and second mortgages    256 units
The Village Apts.           05/31/88    Fee ownership subject to      Apartment
  Brandon, Florida                      first and second mortgages    112 units

(1) Property is held by a Limited Partnership in which the Registrant owns a 99% interest.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                        Gross
                       Carrying   Accumulated                         Federal
Property                Value    Depreciation     Rate    Method     Tax Basis
                           (in thousands)                         (in thousands)

Brighton Crest Apts.   $13,162      $ 6,201     5-25 yrs    S/L       $11,294
The Fairway Apts.        7,065        2,596     5-25 yrs    S/L         5,568
The Village Apts.        4,643        2,032     5-25 yrs    S/L         3,513

                       $24,870      $10,829                           $20,375

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for the Partnership's depreciation policy and "Note J - Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                          Principal
                       Balance At                                          Balance
                      December 31,   Interest     Period     Maturity       Due At
Property                  1999         Rate      Amortized     Date      Maturity (2)
                     (in thousands)                                     (in thousands)
Brighton Crest
  1st mortgage          $ 5,954        7.83%    28.67 years  10/15/03      $ 5,516
  2nd mortgage              199        7.83%        (1)      10/15/03          199

The Fairway
  1st mortgage            3,601        7.60%    21.42 years  11/15/02        3,142
  2nd mortgage              135        7.60%        (1)      11/15/02          135

The Village
  1st mortgage            1,831        7.83%    28.67 years  10/15/03        1,697
  2nd mortgage               61        7.83%        (1)      10/15/03           61
                         11,781                                            $10,750
Less unamortized
  discounts                (185)

Total                   $11,596

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the registrant's ability to prepay the loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                               Average Annual                 Average
                                Rental Rate                  Occupancy
                                 (per unit)
 Property                     1999         1998          1999          1998

 Brighton Crest Apts.        $8,633       $8,384          93%           96%
 The Fairway Apts.            8,051        7,572          94%           92%
 The Village Apts.            9,059        8,758          96%           99%

The decrease in occupancy at the Brighton Crest Apartments is primarily attributable to increased competition due to new construction in the area. The decrease in occupancy at The Village Apartments is primarily attributable to increased competition due to new construction in the area and increased utility bills as a result of sub-metering.

As noted under "Item 1. Description of Business", the Partnership's properties are subject to competition from similar properties in the vicinity in which the Partnership's properties are located. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases its units for lease terms of one year or less. No resident leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                               1999             1999
                                              Taxes             Rate
                                          (in thousands)

          Brighton Crest Apartments            $187             2.93%
          The Fairway Apartments                202             2.39%
          The Village Apartments                 88             2.47%

Capital Improvements:

Brighton Crest Apartments

During the year ended December 31, 1999, the Partnership completed approximately $161,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, interior decoration, wall coverings, structural improvements, air conditioning replacement, and major landscaping. These improvements were funded from operating cash flow and from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $96,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the year ended December 31, 1999, the Partnership completed approximately $335,000 of capital improvements at the property, consisting primarily of parking lot upgrades, carpet and vinyl replacement, major landscaping, interior decorating, and roof replacement. These improvements were funded from operating cash flow and from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $76,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village Apartments

During the year ended December 31, 1999, the Partnership completed approximately $316,000 of capital improvements at the property, consisting primarily of plumbing improvements, structural improvements, roof replacement, major landscaping, carpet and vinyl replacement, and appliances. These improvements were funded from operating cash flow and from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $33,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2000 at the Partnership properties will be made only to the extent of cash available from operations and Partnership reserves.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matters during the quarter ended December 31, 1999.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 28,371.75 Limited Partnership Units aggregating $28,376,000. As of December 31, 1999, there were 1,710 holders of record owning an aggregate of 28,371.75 Units. Affiliates of the Managing General Partner owned 14,431 Units or 50.864% at December 31, 1999. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999, as well as for the subsequent period from January 1, 2000 to February 29, 2000:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/98 - 12/31/98              $  795 (1)            $27.17
       01/01/99 - 12/31/99              $1,405 (1)            $48.04
       01/01/00 - 02/29/00              $  240 (1)            $ 8.21

(1) Distribution was made from cash from operations (see "Item 6" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in the year 2000 or subsequent periods. See "Item 2. Description of Properties, Capital Improvements" for information relating to anticipated capital expenditures at the properties. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for each respective property for a total of approximately $275,000 to $688,000.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 14,431 limited partnership units in the Partnership representing 50.864% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $889,000 for the year ended December 31, 1999, compared to net income of approximately $669,000 for the year ended December 31, 1998. The increase in net income is primarily attributable to an increase in total revenues offset by a slight increase in total expenses and an increase in minority interest in income from joint venture. Total revenues increased primarily as a result of increases in rental income and to a lessor extent increases in other income. Rental income increased primarily due to an increase in average annual rental rates at all the Partnership's properties and a reduction in concession costs at Brighton Crest. These increases were partially offset by decreases in occupancy at Brighton Crest and The Village Apartments. Other income increased primarily due to an increase in tenant charges at Brighton Crest and Fairway Apartments. Tenant charges increased due to increased tenant move outs due to an active home buying market.

The increase in total expenses is primarily attributable to increases in depreciation expense and general and administrative expense, partially offset by decreases in operating expenses and interest expense. The increase in depreciation expense is due to capital improvements completed during the past twelve months that are now being depreciated. General and administrative expense increased due to increased legal expenses due to the settlement of previously disclosed lawsuits during the year ended December 31, 1999. Included in general and administrative expenses at both December 31, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Operating expenses decreased primarily due to decreased maintenance and repairs expenses at The Fairway Apartments and Brighton Crest Apartments and reduced insurance expense at all the Partnership's properties due to lower rates provided by a new insurance carrier late in 1998. These decreases were partially offset by increased advertising expense at Brighton Crest and increased payroll costs at Fairway Apartments. The decrease in interest expense is due to a greater portion of the mortgage payments being allocated to principal. The increase in minority interest in net income of joint venture is due to the improved operations at the joint venture's property Brighton Crest due primarily to increased rental rates and reduced maintenance expenses.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $69,000 ($2.36 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $746,000 at December 31, 1999, compared to approximately $1,186,000 at December 31, 1998. The decrease in cash and cash equivalents of approximately $440,000 from the Partnership's cash balance at December 31, 1998, is due primarily to approximately $1,852,000 of cash used in financing activities, and approximately $596,000 of cash used in investing activities which was largely offset by approximately $2,008,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions from operations to the partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties and distributions to the minority partner of Sterling Crest. Cash used in investing activities consists of property improvements and replacements which were partially offset by net receipts from escrow accounts maintained by the mortgage lenders.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $206,400. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,596,000, net of discounts, is amortized over periods ranging from approximately 21 to 29 years with balloon payments due in 2002 and 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Cash distributions from operations of approximately $1,405,000 (approximately $1,363,000 to the limited partners or $48.04 per limited partnership unit) were paid to the partners during the year ended December 31, 1999. Cash distributions from operations of approximately $795,000 (approximately $771,000 to the limited partners or $27.17 per limited partnership unit) were paid to the partners during the year ended December 31, 1998. Subsequent to December 31, 1999, a cash distribution from operations of approximately $240,000 (approximately $233,000 to the limited partners or $8.21 per limited partnership unit) was paid to the partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the year 2000 or subsequent periods.

Tender Offers

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 14,431 limited partnership units in the Partnership representing 50.864% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely affected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely affected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

DAVIDSON GROWTH PLUS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 1999

     Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

     Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Davidson Growth Plus, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Growth Plus, L.P. as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 25, 2000

                             DAVIDSON GROWTH PLUS, L.P.
                           CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                              $ 746
   Receivables and deposits                                                 366
   Restricted escrows                                                       267
   Other assets                                                             231
   Investment properties (Notes C and F):
       Land                                              $ 4,650
       Buildings and related personal property            20,220
                                                          24,870
       Less accumulated depreciation                     (10,829)        14,041
                                                                       $ 15,651

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                        $ 80
   Tenant security deposit liabilities                                      120
   Accrued property taxes                                                   197
   Other liabilities                                                        317
   Mortgage notes payable (Note C)                                       11,596

Minority interest                                                           105

Partners' (Deficit) Capital
   General partners                                       $ (721)
   Limited partners (28,371.75 units issued and
      outstanding)                                         3,957          3,236
                                                                       $ 15,651

           See Accompanying Notes to Consolidated Financial Statements

                             DAVIDSON GROWTH PLUS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)


                                                               Years Ended
                                                               December 31,
                                                             1999        1998

Revenues:
   Rental income                                           $ 5,251      $ 5,025
   Other income                                                319          293
      Total revenues                                         5,570        5,318

Expenses:
   Operating                                                 1,958        2,023
   General and administrative                                  270          248
   Depreciation                                                872          797
   Interest                                                  1,034        1,047
   Property taxes                                              459          462
       Total expenses                                         4,593       4,577

Income before minority interest in net income of
   joint venture                                               977          741

Minority interest in net income of joint venture               (88)         (72)

Net income (Note D)                                          $ 889        $ 669

Net income allocated to general partners (3%)                 $ 27         $ 20

Net income allocated to limited partners (97%)                 862          649
                                                             $ 889        $ 669

Net income per limited partnership unit                    $ 30.38      $ 22.87

Distributions per limited partnership unit                 $ 48.04      $ 27.17

           See Accompanying Notes to Consolidated Financial Statements

                             DAVIDSON GROWTH PLUS, L.P.
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions          28,371.75       $   1     $28,376    $28,377

Partners' (deficit) capital at
  December 31, 1997                     28,371.75      $ (702)    $ 4,580    $ 3,878

Distributions to partners                     --          (24)       (771)      (795)

Net income for the year ended
  December 31, 1998                           --           20         649        669

Partners' (deficit) capital at
  December 31, 1998                     28,371.75        (706)      4,458      3,752

Distributions to partners                     --          (42)     (1,363)    (1,405)

Net income for the year ended
  December 31, 1999                           --           27         862        889

Partners' (deficit) capital at
  December 31, 1999                     28,371.75      $ (721)    $ 3,957    $ 3,236

           See Accompanying Notes to Consolidated Financial Statements

                             DAVIDSON GROWTH PLUS, L.P.
                      CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                                 Years Ended
                                                                December 31,
                                                              1999        1998
Cash flows from operating activities:
   Net income                                               $  889        $ 669
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                             872          797
      Amortization of discounts and loan costs                 106          104
      Minority interest in net income of joint venture          88           72
      Change in accounts:
        Receivables and deposits                                23           15
        Other assets                                           (24)          21
        Accounts payable                                        50         (142)
        Tenant security deposit liabilities                    (19)          18
        Accrued property taxes                                   3            9
        Other liabilities                                       20           22
         Net cash provided by operating activities           2,008        1,585

Cash flows from investing activities:
   Property improvements and replacements                     (812)        (302)
   Net receipts from (deposits to) restricted escrows          216          (14)
         Net cash used in investing activities                (596)        (316)

Cash flows from financing activities:
   Payments on mortgage notes payable                         (252)        (237)
   Distributions to partners                                (1,405)        (795)
   Distributions to minority partner                          (195)        (131)
          Net cash used in financing activities             (1,852)      (1,163)

Net (decrease) increase in cash and cash equivalents          (440)         106
Cash and cash equivalents at beginning of year               1,186        1,080
Cash and cash equivalents at end of year                    $  746      $ 1,186

Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $ 929        $ 943

           See Accompanying Notes to Consolidated Financial Statements

                             DAVIDSON GROWTH PLUS, L.P.
                     Notes To Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization

Davidson Growth Plus, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized in May 1986 to acquire and operate residential real estate properties. Davidson Growth Plus GP Corporation ("DGPGP") is the managing general partner ("Managing General Partner"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011, unless terminated prior to such date. The Partnership commenced operations on August 13, 1986, and completed its acquisition of apartment properties in May 1988. The Partnership operates three residential properties located in Marietta, Georgia; Plano, Texas; and Brandon, Florida.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in The New Fairways, LP and its 82.5% general partnership interest in Sterling Crest Joint Venture ("Sterling Crest") which operates Brighton Crest. The Partnership may remove the general partner of The New Fairway, L.P. and has a controlling interest in Sterling Crest; therefore, the partnerships are controlled and consolidated by the Partnership. All significant inter-entity balances have been eliminated.

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

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the rental properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note J).

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1999 and 1998 no adjustments for impairment of value were necessary.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Restricted Escrows

Reserve Account - General reserve accounts were established with a portion of the proceeds from the 1992 refinancing of The Fairway Apartments and the 1993 financing of Brighton Crest Apartments and The Village Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage notes) from the properties to the respective reserve accounts until the reserve accounts equal the minimum of $400 and the maximum of $1,000 per apartment unit for each respective property. The minimum balance of $400 per unit was not attained at December 31, 1999, but was attained subsequent to December 31, 1999. At December 31, 1999, the balance in the reserves were approximately $267,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $135,000 and $99,000 for the years ended December 31, 1999 and 1998, respectively.

Fair Value

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, it is the Managing General Partner's policy to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs

Loan costs of approximately $552,000, less accumulated amortization of approximately $359,000, are included in other assets and are being amortized over the life of the loans using the straight-line method. The related amortization expense is included in interest expense.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note H" for required disclosure.)

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                     Principal         Monthly                              Principal
                     Balance At        Payment       Stated                  Balance
                    December 31,      Including     Interest   Maturity      Due At
Property                1999          Interest        Rate       Date       Maturity
                            (in thousands)                               (in thousands)
Brighton Crest
  1st mortgage        $ 5,954           $47           7.83%    10/15/03      $ 5,516
  2nd mortgage            199             1 (1)       7.83%    10/15/03          199
The Fairway
  1st mortgage          3,601            34           7.60%    11/15/02        3,142
  2nd mortgage            135             1 (1)       7.60%    11/15/02          135
The Village
  1st mortgage          1,831            14           7.83%    10/15/03        1,697
  2nd mortgage             61            -- (1)(2)    7.83%    10/15/03           61
                       11,781           $97                                  $10,750
Less unamortized
  discounts              (185)

Totals                $11,596

(1)   Interest only payments.

(2)   Monthly payment including interest is less than $1,000.

The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13% for Brighton Crest Apartments and The Village Apartments and 8.76% for The Fairway Apartments.

The mortgage notes payable are non-recourse and are secured by pledge of certain of the Partnership's rental properties including the respective property's revenues. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                      Years Ending December 31,
                                2000               $  277
                                2001                  299
                                2002                3,591
                                2003                7,614
                                                  $11,781

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income: (dollar amounts in thousands, except unit data)

                                           1999         1998
       Net income as reported             $  889       $ 669
       Add (deduct):
       Depreciation differences             (144)        (76)
       Unearned income                       (83)         68
       Minority interest                      --          72
       Miscellaneous                          20          42

       Federal taxable income             $  682      $  775

       Federal taxable income per
         limited partnership unit         $23.32      $26.50

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                          $ 3,236
Land and buildings                                5,660
Accumulated depreciation                            674
Syndication and distribution costs                3,766
Other                                              (579)
Net assets - Federal tax basis                  $12,757

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

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the years ended December 31, 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)
Property management fees (included in
   operating expenses)                             $285        $274

Reimbursement for services of affiliates
   (included in operating expense and
   general and administrative expense, and
   investment properties)                           117         131

Subordinated management fee (included in
   general and administrative expense)               27          19

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $285,000 and $274,000 for management fees for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $117,000 and $131,000 for the years ended December 31, 1999 and 1998, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners' adjusted invested capital as defined in the Partnership Agreement. Unpaid subordinated Partnership management fees at December 31, 1999, are approximately $133,000. Included in the $133,000 subordinated management fee payable at December 31, 1999, were Partnership management fees of approximately $27,000 and $19,000 for the years ended December 31, 1999 and 1998, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including the Fairway Apartments owned by the Partnership.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 14,431 units of limited partnership units in the Partnership representing 50.864% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Investment Properties and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)
                                                        Buildings            Costs
                                                       and Related   (Removed) Capitalized
                                                        Personal         Subsequent to
Description               Encumbrances      Land        Property          Acquisition
                         (in thousands)                                  (in thousands)
Brighton Crest Apts.        $ 6,153        $ 2,619       $13,122            $(2,579)
The Fairway Apts.             3,736          2,560         3,883                622
The Village Apts.             1,892            615         3,799                229
        Totals              $11,781        $ 5,794       $20,804            $(1,728)



                 Gross Amount At Which
                        Carried
                  At December 31, 1999
                     (in thousands)
                       Buildings
                      And Related

                       Personal             Accumulated     Date of       Date   Depreciable
Description    Land    Property    Total    Depreciation  Construction  Acquired  Life-Years
                                           (in thousands)
Brighton
  Crest       $ 1,911   $11,251   $13,162     $ 6,201        1987        09/87        25
The Fairway     2,213     4,852     7,065       2,596        1979        05/88        25
The Village       526     4,117     4,643       2,032        1986        05/88        25

   Totals     $ 4,650   $20,220   $24,870     $10,829

The depreciable lives included above are for the buildings. The depreciable lives for related personal property are 5 to 15 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 1999          1998
                                                    (in thousands)
Investment Properties
Balance at beginning of year                    $24,058       $23,756
    Property improvements                           812           302
 Balance at end of Year                         $24,870       $24,058

Accumulated Depreciation
Balance at beginning of year                    $ 9,957       $ 9,160
    Additions charged to expense                    872           797
Balance at end of year                          $10,829       $ 9,957

The aggregate cost of investment properties for Federal income tax purposes at December 31, 1999 and 1998, is approximately $30,530,000 and $29,718,000. Total accumulated depreciation for Federal income tax purposes at December 31, 1999 and 1998, is approximately $10,155,000 and $9,124,000, respectively.

Note G - Distributions to Partners

Cash distributions from operations of approximately $1,405,000 (approximately $1,363,000 to the limited partners or $48.04 per limited partnership unit) were paid to the partners during the year ended December 31, 1999. Cash distributions from operations of approximately $795,000 (approximately $771,000 to the limited partners or $27.17 per limited partnership unit) were paid to the partners during the year ended December 31, 1998. Subsequent to December 31, 1999, a cash distribution from operations of approximately $240,000 (approximately $233,000 to the limited partners or $8.21 per limited partnership unit) was paid to the partners.

Note H - Segments Information

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in Marietta, Georgia; Plano, Texas; and Brandon, Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended December 31, 1999 and 1998, is shown in the following tables (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other       Totals

Rental income                             $ 5,251       $   --     $ 5,521
Other income                                  267           52         319
Interest expense                            1,034           --       1,034
Depreciation                                  872           --         872
General and administrative expense             --          270         270
Minority interest in net income of
  joint venture                               (88)          --         (88)
Segment profit (loss)                       1,107         (218)        889
Total assets                               15,434          217      15,651
Capital expenditures for investment
  properties                                  812           --         812



                    1998                Residential      Other      Totals

Rental income                            $ 5,025        $   --     $ 5,025
Other income                                 247            46         293
Interest expense                           1,047            --       1,047
Depreciation                                 797            --         797
General and administrative expense            --           248         248
Minority interest in net income of
  joint venture                              (72)           --         (72)
Segment profit (loss)                        871          (202)        669
Total assets                              15,880           542      16,422
Capital expenditures for investment
  properties                                 302            --         302


Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $69,000 ($2.36 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

The present executive officers and directors of the Managing General Partner are listed below.

     Name                 Age     Position

     Patrick J. Foye       42     Executive Vice President and Director

     Martha L. Long        40     Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the director nor the officers received any remuneration from the Registrant for the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no security holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant as of December 31, 1999.

     Entity                            Number of Units      Percentage

     Insignia Properties, LP               2,482.83            8.751%
       (an affiliate of AIMCO)
     Cooper River Properties, LLC          3,937.00           13.877%
       (an affiliate of AIMCO)
     AIMCO Properties, LP                  8,011.17           28.236%
       (an affiliate of AIMCO)

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

As of December 31, 1999, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

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

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the years ended December 31, 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)

Property management fees                           $285        $274
Reimbursement for services of affiliates            117         131
Subordinated management fee                          27          19

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $285,000 and $274,000 for management fees for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $117,000 and $131,000 for the years ended December 31, 1999 and 1998, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners' adjusted invested capital as defined in the Partnership Agreement. Unpaid subordinated Partnership management fees at December 31, 1999, are approximately $133,000. Included in the $133,000 subordinated management fee payable at December 31, 1999, were Partnership management fees of approximately $27,000 and $19,000 for the years ended December 31, 1999 and 1998, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including the Fairway Apartments owned by the Partnership.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 14,431 units of limited partnership units in the Partnership representing 50.864% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

  (a)     Exhibits:

          Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  (b)     Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

          None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DAVIDSON GROWTH PLUS, L.P.

                                    By:   Davidson Growth Plus G.P. Corporation
                                          Its Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

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

3A Amendments to the Partnership Agreement dated August 20, 1986 and January 1, 1987 are incorporated by reference to Exhibit 3A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

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

10D Agreement Among Agents dated August 13, 1986 by and among Harvey Freeman & Sons, Inc., Harvey Freeman & Sons, Inc. of Alabama, Harvey Freeman & Sons, Inc. of Arkansas, Harvey Freeman & Sons, Inc. of Florida, Harvey Freeman & Sons, Inc. of Georgia, Harvey Freeman & Sons, Inc. of Indiana, Harvey Freeman & Sons, Inc. of Kentucky, Harvey Freeman & Sons, Inc. of Mississippi, Harvey Freeman & Sons of Missouri, Inc., Harvey Freeman & Sons, Inc, of North Carolina, Harvey Freeman & Sons, Inc. of Ohio, Harvey Freeman & Sons, Inc. of South Carolina and Harvey Freeman & Sons, Inc. of Texas, is incorporated by reference to Exhibit 10C to the Registrant's Registration Statement on Form S-11 dated June 23, 1986.

10E Acquisition and Disposition Services Agreement dated August 13, 1986 between the Registrant and Criswell Freeman Company, is incorporated by reference to Exhibit 10D to the Registrant's Registration Statement on Form S-11 dated June 23, 1986.

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

10L Tri-Party Agreement dated May 22, 1987 among North Carolina Federal Savings & Loan Association, Sterling Crest Development Partners, Ltd. and Tennessee Trust Company relating to Sterling Crest Apartments, is incorporated by reference to Exhibit 10(b) to the Registrant's Report on From 8 dated December 29, 1987.

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

10W Assignment of Limited Partnership Interest of Freeman Equities, Limited, dated December 31, 1991, between Davidson Diversified Properties, Inc. and Insignia Jacques-Miller, L.P.

10X Assignment of General Partner Interests of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc. and MAE GP Corporation.

10Y Stock certificate, dated December 31, 1991 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation.

10Z  Contracts related to refinancing of debt:

(a) First Deeds of Trust and Security Agreement dated October 28, 1992 between The New Fairways, L.P. and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Fairway Apartments are incorporated by reference to Exhibit 10Z (a) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

(b) Second Deeds of Trust and Security Agreement dated October 28, 1992 between The New Fairways, L.P. and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Fairway Apartments are incorporated by reference to Exhibit 10Z (b) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

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

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

21   Subsidiaries.

27   Financial Data Schedule.

99 Agreement of Limited Partnership for The New Fairways, L.P. between Davidson Growth Plus GP Limited Partnership and Davidson Growth Plus, L.P.

99A Agreement of Limited Partnership for Brighton Crest, L.P. between Brighton Crest Limited Partnership and Sterling Crest Joint Venture entered into on September 15, 1993 is incorporated by reference to Exhibit 28A of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

99B  Agreement  of Limited  Partnership  for  Brighton  Crest GP,  L.P.  between
     Davidson Diversified Properties, Inc. and Sterling Crest Joint Venture entered into on September 15, 1993 is incorporated by reference to Exhibit 28B of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993.

                                                                      Exhibit 18



February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Davidson Growth Plus G.P. Corporation
Managing General Partner of Davidson Growth Plus, L.P.
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Consolidated Financial Statements of Davidson Growth Plus, L.P. included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP