Form 10QSB
period 2000-03-31
DAVIDSON GROWTH PLUS LP
filed 2000-05-11
CIK 795757

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                             DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                 $  661
   Receivables and deposits                                                     119
   Restricted escrows                                                           346
   Other assets                                                                 257
   Investment properties:
       Land                                                  $ 4,650
       Buildings and related personal property                 20,440
                                                               25,090
       Less accumulated depreciation                          (11,066)       14,024
                                                                           $ 15,407

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   61
   Tenant security deposit liabilities                                          115
   Accrued property taxes                                                       121
   Other liabilities                                                            296
   Mortgage notes payable                                                    11,539

Minority interest                                                                88

Partners' (Deficit) Capital
   General partners                                           $  (722)
   Limited partners (28,371.75 units issued and
      outstanding)                                              3,909         3,187
                                                                           $ 15,407

            See Accompanying Notes to Consolidated Financial Statements

b)

                             DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                    Three Months Ended
                                                         March 31,
                                                     2000        1999
Revenues:
   Rental income                                   $ 1,292     $ 1,319
   Other income                                         74          87
      Total revenues                                 1,366       1,406
Expenses:
   Operating                                           497         425
   General and administrative                           56          68
   Depreciation                                        237         196
   Interest                                            252         259
   Property taxes                                      117         119
      Total expenses                                 1,159       1,067

Income before minority interest
   in net income of joint venture                      207         339

Minority interest in net income of joint
   venture                                            (16)        (39)

Net income                                          $ 191       $ 300

Net income allocated to general partners (3%)       $   6       $   9

Net income allocated to limited partners (97%)        185         291
                                                    $ 191       $ 300

Net income per limited partnership unit            $ 6.52      $10.26

Distributions per limited partnership unit         $ 8.21       $  --


            See Accompanying Notes to Consolidated Financial Statements

c)

                             DAVIDSON GROWTH PLUS, L.P.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)


                                     Limited
                                   Partnership   General     Limited
                                      Units      Partners    Partners       Total

Original capital contributions      28,371.75      $   1      $28,376      $28,377

Partners' (deficit) capital at
   December 31, 1999                28,371.75     $ (721)     $ 3,957      $ 3,236

Distributions to partners                  --         (7)        (233)        (240)

Net income for the three
   months ended March 31, 2000             --          6          185          191

Partners' (deficit) capital
   at March 31, 2000                28,371.75     $ (722)     $ 3,909      $ 3,187


            See Accompanying Notes to Consolidated Financial Statements

d)
                             DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                   2000        1999
Cash flows from operating activities:
  Net income                                                     $   191     $   300
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                   237         196
      Amortization of discounts and loan costs                        26          26
      Minority interest in net income of joint venture                16          39
      Change in accounts:
         Receivables and deposits                                    247          97
         Other assets                                                (40)        (26)
         Accounts payable                                            (19)         25
         Tenant security deposit liabilities                          (5)        (10)
         Accrued property taxes                                      (76)        (70)
         Other liabilities                                           (21)        (27)
            Net cash provided by operating activities                556         550

Cash flows from investing activities:

  Property improvements and replacements                            (220)        (74)
  Net (deposits to) receipts from restricted escrows                 (79)         24
            Net cash used in investing activities                   (299)        (50)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (69)        (62)
  Distributions to partners                                         (240)         --
  Distributions to minority partner                                  (33)         --
            Net cash used in financing activities                   (342)        (62)

Net (decrease) increase in cash and cash equivalents                 (85)        438
Cash and cash equivalents at beginning of period                     746       1,186
Cash and cash equivalents at end of period                       $   661     $ 1,624

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   226     $   233

            See Accompanying Notes to Consolidated Financial Statements

e)
                             DAVIDSON GROWTH PLUS, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the three month periods ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 72      $ 71
 Reimbursement for services of affiliates (included in
    general and administrative expense)                             23        27
 Subordinated management fee (included in general and
    administrative expense)                                          8        16

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $72,000 and $71,000 for the three months ended March 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $23,000 and $27,000 for the three months ended March 31, 2000 and 1999, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement. Unpaid subordinated Partnership management fees at March 31, 2000, are approximately $141,000. Included in the $141,000 subordinated management fee payable at March 31, 2000, were Partnership management fees of approximately $8,000 and $16,000 for the three month periods ended March 31, 2000 and 1999, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including The Fairway Apartments owned by the Partnership.

AIMCO and its affiliates currently own 14,463.5 limited partnership units in the Partnership representing 50.979% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 50.979% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Distributions to Partners

A cash distribution from operations of approximately $240,000 (approximately $233,000 to the limited partners or $8.21 per limited partnership unit) was paid to the partners during the three months ended March 31, 2000. The Partnership did not make any distributions to its partners during the three months ended March 31, 1999.

Note E - Segment Information

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes one each in Marietta, Georgia; Plano, Texas; and Brandon, Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the following tables (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                  Residential     Other      Totals

Rental income                            $ 1,292       $  --     $ 1,292
Other income                                  64          10          74
Interest expense                             252          --         252
Depreciation                                 237          --         237
General and administrative expense            --          56          56
Minority interest in net income of
  joint venture                               --         (16)        (16)
Segment profit (loss)                        253         (62)        191
Total assets                              15,198         209      15,407
Capital expenditures for investment
  properties                                 220          --         220

                 1999                  Residential     Other      Totals

Rental income                            $ 1,319       $  --    $ 1,319
Other income                                  62          25         87
Interest expense                             259          --        259
Depreciation                                 196          --        196
General and administrative expense            --          68         68
Minority interest in net income of
  joint venture                               --         (39)       (39)
Segment profit (loss)                        382         (82)       300
Total assets                              15,379       1,250     16,629
Capital expenditures for investment
  properties                                  74          --         74

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Brighton Crest Apartments                     92%        95%
         Marietta, Georgia
      The Fairway Apartments                        95%        93%
         Plano, Texas
      The Village Apartments                        93%        97%
         Brandon, Florida

The Managing General Partner attributes the decrease in occupancy at Brighton Crest Apartments to many competitive properties in the area offering concessions. The decrease in occupancy at the Village Apartments is primarily attributable to increased home purchases and increased tenant utility bills as a result of sub-metering which allocates the utility bills to each tenant apartment.

Results of Operations

The Partnership realized net income of approximately $191,000 for the three months ended March 31, 2000, compared to net income of approximately $300,000 for the three months ended March 31, 1999. The decrease in net income is primarily attributable to a decrease in total revenues and an increase in total expenses partially offset by a decrease in minority interest in income from the joint venture. Total revenues decreased primarily as a result of a decrease in rental income and, to a lesser extent, a decrease in other income. Rental income decreased primarily due to decreased occupancy at Brighton Crest and The Village Apartments, as noted above, and an increase in concession costs at all of the Partnership's properties. These factors were partially offset by an increase in average rental rates at all of the Partnership's properties. Other income decreased primarily due to a decrease in interest income due to decreased cash balances in interest bearing accounts and a decrease in lease cancellation fees.

The increase in total expenses is primarily attributable to increases in operating expenses and depreciation expense, partially offset by a decrease in general and administrative expenses. Operating expenses increased primarily due to increased maintenance and repairs expenses at The Fairway Apartments and Brighton Crest Apartments. The increase in depreciation expense is due to an increase in capital improvements put into service during the past twelve months. General and administrative expenses decreased primarily due to decreased reimbursements to the Managing General Partner. Included in general and administrative expenses at both March 31, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The decrease in minority interest in net income of the joint venture is due to decreased occupancy and increased maintenance expenses at the joint venture's property, Brighton Crest.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $661,000 at March 31, 2000, compared to approximately $1,624,000 at March 31, 1999. The decrease in cash and cash equivalents of approximately $85,000 from the Partnership's cash balance at December 31, 1999, is due primarily to approximately $299,000 of cash used in investing activities and to approximately $342,000 of cash used in financing activities, which was partially offset by approximately $556,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of distributions from operations to the partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties and distributions to the minority partner of Sterling Crest. The Partnership invests its working capital reserves in money market accounts.

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

Brighton Crest Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $76,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, appliances, wall covering, and interior decoration. These improvements were funded from cash from operations. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $100,000, consisting primarily of air conditioning unit replacements and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $32,000 of capital improvements at the property, consisting primarily of carpet and tile replacements, interior decoration, and appliances. These improvements were funded from operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $150,000, consisting primarily of air conditioning unit replacements, carpet replacements, interior decoration, parking lot improvements, and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $112,000 of capital improvements at the property, consisting primarily of plumbing upgrades, carpet and vinyl replacements, roof replacement, and building improvements. These improvements were funded from operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted in 2000 is approximately $92,000, consisting primarily of air conditioning unit replacement, appliances, carpet and vinyl replacements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,539,000, net of discounts, is amortized over periods ranging from approximately 21 to 29 years with balloon payments due in 2002 and 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the three months ended March 31, 2000, a cash distribution from operations of approximately $240,000 (approximately $233,000 to the limited partners or $8.21 per limited partnership unit) was paid to the partners. No cash distributions were paid to the partners during the three months ended March 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the year 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)    Exhibits:

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)    Reports on Form 8-K filed in the first  quarter of  calendar  year
              2000:

              None.

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