Form 10QSB
period 2000-06-30
DAVIDSON GROWTH PLUS LP
filed 2000-08-07
CIK 795757

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                             DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $  508
   Receivables and deposits                                                     189
   Restricted escrows                                                           429
   Other assets                                                                 224
   Investment properties:
       Land                                                  $  4,650
       Buildings and related personal property                 20,602
                                                               25,252
       Less accumulated depreciation                          (11,310)       13,942
                                                                           $ 15,292

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $  109
   Tenant security deposit liabilities                                          112
   Accrued property taxes                                                       240
   Other liabilities                                                            303
   Mortgage notes payable                                                    11,480

Minority interest                                                                62

Partners' (Deficit) Capital

   General partners                                           $  (729)
   Limited partners (28,371.75 units issued and
      outstanding)                                              3,715         2,986
                                                                           $ 15,292

            See Accompanying Notes to Consolidated Financial Statements

b)

                             DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
                                        2000         1999          2000        1999

 Revenues:
    Rental income                     $ 1,345       $ 1,298      $ 2,637      $ 2,617
    Other income                          115            89          189          176
          Total revenues                1,460         1,387        2,826        2,793

 Expenses:
    Operating                             496           507          993          932
    General and administrative             72            70          128          138
    Depreciation                          244           211          481          407
    Interest                              250           258          502          517
    Property taxes                        120           118          237          237
          Total expenses                1,182         1,164        2,341        2,231

 Income before minority interest
    in net income of joint venture        278           223          485          562
 Minority interest in net income
    of joint venture                      (24)          (17)         (40)         (56)

 Net income                            $  254         $ 206        $ 445        $ 506

 Net income allocated to general
    partners (3%)                       $   8           $ 6         $ 13        $  15
 Net income allocated to limited
    partners (97%)                        246           200          432          491

                                       $  254         $ 206        $ 445        $ 506

 Net income per limited
    partnership unit                   $ 8.67       $  7.05       $15.23      $ 17.31

 Distributions per limited
    partnership unit                  $ 15.55       $ 31.47      $ 23.76      $ 31.47


            See Accompanying Notes to Consolidated Financial Statements

c)

                             DAVIDSON GROWTH PLUS, L.P.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units      Partners     Partners       Total

Original capital contributions      28,371.75       $  1       $28,376      $28,377

Partners' (deficit) capital at
   December 31, 1999                28,371.75     $ (721)      $ 3,957      $ 3,236

Distributions to partners                  --         (21)        (674)        (695)

Net income for the six
   months ended June 30, 2000              --          13          432          445

Partners' (deficit) capital
   at June 30, 2000                 28,371.75     $ (729)      $ 3,715      $ 2,986

            See Accompanying Notes to Consolidated Financial Statements

d)

                             DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                     $  445        $ 506
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  481          407
      Amortization of discounts and loan costs                       50           52
      Minority interest in net income of joint venture               40           56
      Change in accounts:
         Receivables and deposits                                   177          (14)
         Other assets                                               (21)         (52)
         Accounts payable                                            29           (5)
         Tenant security deposit liabilities                         (8)         (16)
         Accrued property taxes                                      43           48
         Other liabilities                                          (14)          (8)
            Net cash provided by operating activities             1,222          974

Cash flows from investing activities:

  Property improvements and replacements                           (382)        (185)
  Net (deposits to) receipts from restricted escrows               (162)         107
            Net cash used in investing activities                  (544)         (78)

Cash flows from financing activities:

  Payments on mortgage notes payable                               (138)        (126)
  Distributions to partners                                        (695)        (921)
  Distributions to minority partner                                 (83)         (79)
            Net cash used in financing activities                  (916)      (1,126)

Net decrease in cash and cash equivalents                          (238)        (230)
Cash and cash equivalents at beginning of period                    746        1,186
Cash and cash equivalents at end of period                       $  508        $ 956

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  453        $ 465

            See Accompanying Notes to Consolidated Financial Statements

e)

                             DAVIDSON GROWTH PLUS, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the six month periods ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $144      $141
 Reimbursement for services of affiliates (included in
    general and administrative expense)                             55        50
 Subordinated management fee (included in general and
    administrative expense)                                         18        25

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $144,000 and $141,000 for the six months ended June 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $55,000 and $50,000 for the six months ended June 30, 2000 and 1999, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement. Unpaid subordinated Partnership management fees at June 30, 2000, are approximately $151,000. Included in the $151,000 subordinated management fee payable at June 30, 2000, were Partnership management fees of approximately $18,000 and $25,000 for the six month periods ended June 30, 2000 and 1999, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including The Fairway Apartments owned by the Partnership.

AIMCO and its affiliates currently own 14,515 limited partnership units in the Partnership representing 51.16% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 51.16% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Distributions to Partners

Cash distributions from operations of approximately $695,000 (approximately $674,000 to the limited partners or $23.76 per limited partnership unit) were paid to the partners during the six months ended June 30, 2000. Cash distributions from operations of approximately $921,000 (approximately $893,000 to the limited partners or $31.47 per limited partnership unit) were paid to the partners during the six months ended June 30, 1999.

Note E - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes one each in Marietta, Georgia; Plano, Texas; and Brandon, Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the following tables (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

      For the Three Months Ended
            June 30, 2000              Residential    Other      Totals

Rental income                            $ 1,345       $  --     $ 1,345
Other income                                 103          12         115
Interest expense                             250          --         250
Depreciation                                 244          --         244
General and administrative expense            --          72          72
Minority interest in net income of
  joint venture                               --         (24)        (24)
Segment profit (loss)                        338         (84)        254

       For the Six Months Ended
            June 30, 2000              Residential    Other      Totals

Rental income                            $ 2,637       $  --     $ 2,637
Other income                                 167          22         189
Interest expense                             502          --         502
Depreciation                                 481          --         481
General and administrative expense            --         128         128
Minority interest in net income of
  joint venture                               --         (40)        (40)
Segment profit (loss)                        591        (146)        445
Total assets                              15,149         143      15,292
Capital expenditures for investment
  properties                                 382          --         382


       For the Three Months Ended
            June 30, 1999             Residential     Other      Totals

Rental income                            $ 1,298       $  --     $ 1,298
Other income                                  68          21          89
Interest expense                             258          --         258
Depreciation                                 211          --         211
General and administrative expense            --          70          70
Minority interest in net income of
  joint venture                               --         (17)        (17)
Segment profit (loss)                        272         (66)        206


       For the Six Months Ended
             June 30, 1999             Residential    Other      Totals

Rental income                            $ 2,617       $  --     $ 2,617
Other income                                 130          46         176
Interest expense                             517          --         517
Depreciation                                 407          --         407
General and administrative expense            --         138         138
Minority interest in net income of
  joint venture                               --         (56)        (56)
Segment profit (loss)                        654        (148)        506
Total assets                              15,599         302      15,901
Capital expenditures for investment
  properties                                 185          --         185

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Brighton Crest Apartments                     93%        94%
         Marietta, Georgia
      The Fairway Apartments                        96%        93%
         Plano, Texas
      The Village Apartments                        96%        97%
         Brandon, Florida

The Managing General Partner attributes the increase in occupancy at The Fairway Apartments to improved market conditions in the Plano, Texas area and an increase in concessions offered to attract tenants.

Results of Operations

The Partnership realized net income of approximately $445,000 for the six months ended June 30, 2000, compared to net income of approximately $506,000 for the six months ended June 30, 1999. The Partnership's net income for the three months ended June 30, 2000, was approximately $254,000 compared to net income of approximately $206,000 for the three months ended June 30, 1999. The decrease in net income for the six months ended June 30, 2000 is primarily attributable to an increase in total expenses partially offset by an increase in total revenues and a decrease in minority interest in income from the joint venture. The increase in net income for the three month period ended June 30, 2000, is due to an increase in total revenues which is partially offset by a slight increase in total expenses. Total revenues increased for the three and six month periods ended June 30, 2000 primarily as a result of an increase in rental income and an increase in other income. Rental income increased primarily due to an increase in average rental rates at all of the Partnership's properties and increased occupancy at The Fairway Apartments. These factors were partially offset by decreased occupancy at Brighton Crest and The Village Apartments and an increase in concession costs at all of the Partnership's properties. Other income increased primarily due to an increase in tenant charges at The Fairway Apartments.

The increase in total expenses for the six months ended June 30, 2000 is primarily attributable to increases in operating expenses and depreciation expense, partially offset by a decrease in interest expense and general and administrative expenses. The increase in total expenses for the three month period ended June 30, 2000 is primarily attributable to the increase in depreciation expense, partially offset by a decrease in operating expenses. The increase in depreciation expense for the three and six month periods ended June 30, 2000 is due to an increase in capital improvements put into service during the past twelve months. Operating expenses increased for the six months ended June 30, 2000 due to increased advertising and utility expenses at Brighton Crest Apartments and increased maintenance and repairs expenses at The Fairway Apartments. Operating expenses decreased for the three month period ended June 30, 2000 due to decreased maintenance and repairs expenses at Brighton Crest Apartments during the three month period ended June 30, 2000 compared to the corresponding period in 1999. General and administrative expenses decreased for the six months ended June 30, 2000 primarily due to decreased legal expenses partially offset by increased professional fees associated with managing the Partnership and increased reimbursements to the Managing General Partner. Included in general and administrative expenses at both June 30, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The decrease in minority interest in net income of the joint venture for the six month period ended June 30, 2000 is due to decreased occupancy and increased concession costs at the joint venture's property, Brighton Crest.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $508,000 at June 30, 2000, compared to approximately $956,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $238,000 from the Partnership's cash balance at December 31, 1999, is due primarily to approximately $544,000 of cash used in investing activities and to approximately $916,000 of cash used in financing activities, which was partially offset by approximately $1,222,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of distributions from operations to the partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties and distributions to the minority partner of Sterling Crest. The Partnership invests its working capital reserves in money market accounts.

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

Brighton Crest Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $167,000 of capital improvements at the property, consisting primarily of roof replacement, carpet and vinyl replacements, appliances, major landscaping, and other building improvements. These improvements were funded from cash from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $265,000, consisting primarily of air conditioning unit replacements, plumbing upgrades, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $40,000 of capital improvements at the property, consisting primarily of carpet and tile replacements, interior decoration, and appliances. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $150,000, consisting primarily of air conditioning unit replacements, carpet replacements, interior decoration, parking lot improvements, and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $175,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of plumbing upgrades, carpet and vinyl replacements, roof replacement, appliances, and building improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted in 2000 is approximately $92,000, consisting primarily of air conditioning unit replacement, appliances, carpet and vinyl replacements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,480,000, net of discounts, is amortized over periods ranging from approximately 21 to 29 years with balloon payments due in 2002 and 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Cash distributions from operations of approximately $695,000 (approximately $674,000 to the limited partners or $23.76 per limited partnership unit) were paid to the partners during the six months ended June 30, 2000. Cash distributions from operations of approximately $921,000 (approximately $893,000 to the limited partners or $31.47 per limited partnership unit) were paid to the partners during the six months ended June 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of the year 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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