Form 10QSB
period 2000-09-30
DAVIDSON GROWTH PLUS LP
filed 2000-11-08
CIK 795757

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                             DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $  760
   Receivables and deposits                                                     210
   Restricted escrows                                                           438
   Other assets                                                                 215
   Investment properties:
       Land                                                  $  4,650
       Buildings and related personal property                 20,820
                                                               25,470
       Less accumulated depreciation                          (11,543)       13,927
                                                                           $ 15,550
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   52
   Tenant security deposit liabilities                                          113
   Accrued property taxes                                                       372
   Other liabilities                                                            300
   Mortgage notes payable                                                    11,425

Minority interest                                                                86

Partners' (Deficit) Capital
   General partners                                           $  (722)
   Limited partners (28,371.75 units issued and
      outstanding)                                              3,924         3,202
                                                                           $ 15,550


            See Accompanying Notes to Consolidated Financial Statements

b)

                             DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                           Three Months               Nine Months
                                       Ended September 30,       Ended September 30,
                                        2000         1999          2000        1999

 Revenues:
    Rental income                     $ 1,385       $ 1,315      $ 4,022      $ 3,932
    Other income                           90            65          279          241
          Total revenues                1,475         1,380        4,301        4,173

 Expenses:
    Operating                             514           510        1,507        1,442
    General and administrative            100            56          228          194
    Depreciation                          233           204          714          611
    Interest                              255           257          757          774
    Property taxes                        133           119          370          356
          Total expenses                1,235         1,146        3,576        3,377

 Income before minority interest
    in net income of joint venture        240           234          725          796
 Minority interest in net income
    of joint venture                      (24)          (12)         (64)         (68)

 Net income                            $  216         $ 222        $ 661        $ 728

 Net income allocated to general
    partners (3%)                      $    6         $   7        $  20        $  22
 Net income allocated to limited
    partners (97%)                        210           215          641          706

                                       $  216         $ 222        $ 661        $ 728

 Net income per limited
    partnership unit                   $ 7.40        $ 7.58      $ 22.59      $ 24.88

 Distributions per limited
    partnership unit                   $   --        $ 16.57     $ 23.76      $ 48.04

            See Accompanying Notes to Consolidated Financial Statements

c)

                             DAVIDSON GROWTH PLUS, L.P.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units      Partners     Partners       Total

Original capital contributions      28,371.75     $    1       $28,376      $28,377

Partners' (deficit) capital at
   December 31, 1999                28,371.75     $ (721)      $ 3,957      $ 3,236

Distributions to partners                  --        (21)         (674)        (695)

Net income for the nine months
   ended September 30, 2000                --         20           641          661

Partners' (deficit) capital
   at September 30, 2000            28,371.75     $ (722)      $ 3,924      $ 3,202


            See Accompanying Notes to Consolidated Financial Statements

d)

                             DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                     $ 661        $  728
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  714          611
      Amortization of discounts and loan costs                       83           79
      Minority interest in net income of joint venture               64           68
      Change in accounts:
         Receivables and deposits                                   156         (125)
         Other assets                                               (27)         (42)
         Accounts payable                                           (28)          28
         Tenant security deposit liabilities                         (7)         (17)
         Accrued property taxes                                     175          167
         Other liabilities                                          (17)         (16)
            Net cash provided by operating activities             1,774        1,481

Cash flows from investing activities:
  Property improvements and replacements                           (600)        (465)
  Net (deposits to) receipts from restricted escrows               (171)         219
            Net cash used in investing activities                  (771)        (246)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (211)        (190)
  Distributions to partners                                        (695)        (921)
  Distributions to minority partner                                 (83)        (177)
            Net cash used in financing activities                  (989)      (1,288)

Net increase (decrease) in cash and cash equivalents                 14          (53)
Cash and cash equivalents at beginning of period                    746        1,186
Cash and cash equivalents at end of period                       $  760      $ 1,133

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  675        $ 695

Supplemental disclosure of non-cash financing activities:
  Distribution payable                                           $   --        $ 484

            See Accompanying Notes to Consolidated Financial Statements

e)

                             DAVIDSON GROWTH PLUS, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the nine month periods ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $219      $213
 Reimbursement for services of affiliates (included in
    general and administrative expense)                            124        82
 Subordinated management fee (included in general and
    administrative expense)                                         25        24

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $219,000 and $213,000 for the nine months ended September 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $124,000 and $82,000 for the nine months ended September 30, 2000 and 1999, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement. Unpaid subordinated Partnership management fees at September 30, 2000, are approximately $158,000. Included in the $158,000 subordinated management fee payable at September 30, 2000, were Partnership management fees of approximately $25,000 and $24,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including The Fairway Apartments owned by the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 15,466 limited partnership units in the Partnership representing 54.51% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 54.51% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Distributions to Partners

Cash distributions from operations of approximately $695,000 (approximately $674,000 to the limited partners or $23.76 per limited partnership unit) were paid to the partners during the nine months ended September 30, 2000. Subsequent to September 30, 2000, a distribution from operations of approximately $106,000 (approximately $103,000 to the limited partners or $3.63 per limited partnership unit) was declared. Cash distributions from operations of approximately $921,000 (approximately $893,000 to the limited partners or $31.47 per limited partnership unit) were paid to the partners during the nine months ended September 30, 1999. Subsequent to September 30, 1999 an additional distribution from operations of approximately $484,000 (approximately $470,000 to the limited partners or $16.57 per limited partnership unit) was paid to the partners which was approved and accrued during the nine months ended September 30, 1999.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the following tables (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


      For the Three Months Ended
          September 30, 2000           Residential    Other      Totals

Rental income                            $ 1,385       $  --     $ 1,385
Other income                                  82           8          90
Interest expense                             255          --         255
Depreciation                                 233          --         233
General and administrative expense            --         100         100
Minority interest in net income of
  joint venture                               --         (24)        (24)
Segment profit (loss)                        332        (116)        216


      For the Nine Months Ended
          September 30, 2000           Residential    Other      Totals

Rental income                            $ 4,022       $  --     $ 4,022
Other income                                 249          30         279
Interest expense                             757          --         757
Depreciation                                 714          --         714
General and administrative expense            --         228         228
Minority interest in net income of
  joint venture                               --         (64)        (64)
Segment profit (loss)                        923        (262)        661
Total assets                              15,343         207      15,550
Capital expenditures for investment
  properties                                 600          --         600


      For the Three Months Ended
          September 30, 1999           Residential    Other      Totals

Rental income                            $ 1,315       $  --     $ 1,315
Other income                                  65          --          65
Interest expense                             257          --         257
Depreciation                                 204          --         204
General and administrative expense            --          56          56
Minority interest in net income of
  joint venture                               --         (12)        (12)
Segment profit (loss)                        290         (68)        222


      For the Nine Months Ended
          September 30, 1999           Residential    Other      Totals

Rental income                            $ 3,932       $  --     $ 3,932
Other income                                 195          46         241
Interest expense                             774          --         774
Depreciation                                 611          --         611
General and administrative expense            --         194         194
Minority interest in net income of
  joint venture                               --         (68)        (68)
Segment profit (loss)                        944        (216)        728
Total assets                              15,448         681      16,129
Capital expenditures for investment
  properties                                 465          --         465


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Brighton Crest Apartments                     94%        94%
         Marietta, Georgia
      The Fairway Apartments                        95%        94%
         Plano, Texas
      The Village Apartments                        96%        97%
         Brandon, Florida

Results of Operations

The Partnership realized net income of approximately $661,000 for the nine months ended September 30, 2000, compared to net income of approximately $728,000 for the nine months ended September 30, 1999. The Partnership's net income for the three months ended September 30, 2000, was approximately $216,000 compared to net income of approximately $222,000 for the three months ended
September 30, 1999. The decrease in net income for the nine months ended September 30, 2000 is primarily attributable to an increase in total expenses partially offset by an increase in total revenues. The slight decrease in net income for the three month period ended September 30, 2000, is due to an increase in total expenses and an increase in minority interest in income from the joint venture which was largely offset by an increase in total revenues. Total revenues increased for the three and nine month periods ended September 30, 2000 primarily as a result of an increase in rental income and, to a lesser extent, an increase in other income. Rental income increased primarily due to an increase in average rental rates at all of the Partnership's properties and increased occupancy at The Fairway Apartments. These factors were partially offset by decreased occupancy at The Village Apartments and an increase in concession costs at all of the Partnership's properties. Other income increased primarily due to an increase in tenant charges at The Fairway Apartments and an incentive received from a utility company at The Village Apartments.

The increase in total expenses for the nine months ended September 30, 2000 is primarily attributable to increases in operating, depreciation, and general and administrative expenses. The increase in total expenses for the three month period ended September 30, 2000 is primarily attributable to increases in depreciation and general and administrative expenses. The increase in depreciation expense for the three and nine month periods ended September 30, 2000 is due to an increase in capital improvements put into service during the past twelve months. Operating expenses increased for the nine months ended September 30, 2000 due to increased advertising and utility expenses at Brighton Crest Apartments and increased payroll expenses at The Fairway Apartments. General and administrative expenses increased for the three and nine month periods ended September 30, 2000 primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and increased professional fees associated with managing the Partnership partially offset by decreased legal expenses. Included in general and administrative expenses at both September 30, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The increase in minority interest in net income of the joint venture for the three month period ended September 30, 2000 is due to an increase in the net income of the joint venture, resulting from increased average rental rates and decreased maintenance and repairs expenses at the joint venture's property, Brighton Crest.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $760,000 at September 30, 2000, compared to approximately $1,133,000 at September 30, 1999. The increase in cash and cash equivalents of approximately $14,000 from the Partnership's cash balance at December 31, 1999, is due primarily to approximately $1,774,000 of cash provided by operating activities, which was largely offset by approximately $771,000 of cash used in investing activities and to approximately $989,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of distributions to the partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties and distributions to the minority partner of Sterling Crest. The Partnership invests its working capital reserves in money market accounts.

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

Brighton Crest Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $354,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of roof replacement, carpet and vinyl replacements, appliances, major landscaping, plumbing upgrades, and other building improvements. These improvements were funded from cash from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $379,000, consisting primarily of air conditioning unit replacements, plumbing upgrades, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $74,000 of capital improvements at the property, consisting primarily of carpet and tile replacements, interior decoration, and appliances. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $150,000, consisting primarily of air conditioning unit replacements, carpet replacements, interior decoration, parking lot improvements, and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $172,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of plumbing upgrades, interior decoration, carpet and vinyl replacements, roof replacement, air conditioning unit replacement, appliances, and building structural improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted in 2000 is approximately $119,000, consisting primarily of air conditioning unit replacement, appliances, interior decoration, grounds lighting upgrades, carpet and vinyl replacements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,425,000, net of discounts, is amortized over periods ranging from approximately 21 to 29 years with balloon payments due in 2002 and 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Cash distributions from operations of approximately $695,000 (approximately $674,000 to the limited partners or $23.76 per limited partnership unit) were paid to the partners during the nine months ended September 30, 2000. Subsequent to September 30, 2000, a distribution from operations of approximately $106,000 (approximately $103,000 to the limited partners or $3.63 per limited partnership unit) was approved. Cash distributions from operations of approximately $921,000 (approximately $893,000 to the limited partners or $31.47 per limited partnership unit) were paid to the partners during the nine months ended September 30, 1999. Subsequent to September 30, 1999 an additional distribution from operations of approximately $484,000 (approximately $470,000 to the limited partners or $16.57 per limited partnership unit) was paid to the partners which was approved and accrued during the nine months ended September 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of the year 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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