Form 10KSB
period 2000-12-31
DAVIDSON GROWTH PLUS LP
filed 2001-03-20
CIK 795757

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
   [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934
   [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $5,801,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing property management services for the years ended December 31, 2000 and 1999.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                                 Date
Property                       Acquired           Type of Ownership           Use

Brighton Crest Apts.           Phase I      The Registrant holds an       Apartment
  Marietta, Georgia            09/25/87     82.5% interest in the joint   320 units
                               Phase II     venture which has fee
                               12/15/87     ownership subject to first
                                            and second mortgages
The Fairway Apts. (1)          05/18/88     Fee ownership subject to a    Apartment
  Plano, Texas                              first mortgage                256 units
The Village Apts.              05/31/88     Fee ownership subject to      Apartment
  Brandon, Florida                          first and second mortgages    112 units

(1) Property is held by a Limited Partnership in which the Registrant owns a 99% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Brighton Crest Apts.      $13,608      $ 6,710     5-25 yrs    S/L       $ 9,232
The Fairway Apts.           7,188        2,827     5-25 yrs    S/L         5,417
The Village Apts.           4,857        2,249     5-25 yrs    S/L         3,520

                          $25,653      $11,786                           $18,169

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                         Principal                                          Principal
                        Balance At                                           Balance
                       December 31,    Interest     Period     Maturity      Due At
Property                   2000          Rate     Amortized      Date     Maturity (2)
                      (in thousands)                                     (in thousands)
Brighton Crest
  1st mortgage            $ 5,853       7.83%    28.67 years   10/15/03     $ 5,516
  2nd mortgage                199       7.83%        (1)       10/15/03         199

The Fairway
  1st mortgage              6,575       7.27%      20 years    01/01/21          --

The Village
  1st mortgage              1,800       7.83%    28.67 years   10/15/03       1,697
  2nd mortgage                 61       7.83%        (1)       10/15/03          61
                           14,488                                           $ 7,473
Less unamortized
  discounts                   (61)

Total                     $14,427

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the registrant's ability to prepay the loans and other specific details about the loans.

On December 15, 2000, the Partnership refinanced the mortgage encumbering The Fairway Apartments. The refinancing replaced indebtedness of approximately $3,599,000 with a new mortgage in the amount of $6,575,000. The new mortgage carries a stated interest rate of 7.27% as compared to the 7.6% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2021. Total capitalized loan costs were approximately $122,000 at December 31, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $231,000 due to the write-off of unamortized loan costs, the write-off of an unamortized debt discount, and a prepayment penalty at December 31, 2000.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                               Average Annual                 Average
                                 Rental Rate                 Occupancy
                                 (per unit)
 Property                     2000          1999         2000          1999

 Brighton Crest Apts.        $8,723        $8,633         94%          93%
 The Fairway Apts.            8,353         8,051         95%          94%
 The Village Apts.            9,143         9,059         96%          96%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                             2000               2000
                                             Taxes              Rate
                                        (in thousands)

          Brighton Crest Apts.               $173              2.91%
          The Fairway Apts.                   253              2.36%
          The Village Apts.                    86              2.42%

Capital Improvements

Brighton Crest Apartments

During the year ended December 31, 2000, the Partnership completed approximately $447,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, light fixtures, plumbing upgrades, structural improvements, roof replacement, and major landscaping. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $88,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the year ended December 31, 2000, the Partnership completed approximately $122,000 of capital improvements at the property, consisting primarily of carpet and tile replacement, interior decoration, and appliances. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $70,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village Apartments

During the year ended December 31, 2000, the Partnership completed approximately $214,000 of capital improvements at the property, consisting primarily of plumbing upgrades, building structural improvements, interior decoration, ground lighting enhancements, carpet and vinyl replacement, air conditioning unit replacement, and appliances. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $30,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2001 at the Partnership properties will be made only to the extent of cash available from operations and Partnership reserves.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matters during the quarter ended December 31, 2000.


                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 28,371.75 Limited Partnership Units aggregating $28,376,000. As of December 31, 2000, there were 1,526 holders of record owning an aggregate of 28,371.75 Units. Affiliates of the Managing General Partner owned 15,921 Units or 56.12% at December 31, 2000. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/99 - 12/31/99              $1,405 (1)           $ 48.04
       01/01/00 - 12/31/00               3,582 (2)            122.48
      Subsequent to 12/31/00               790 (3)             27.00

(1) Distribution was made from cash from operations of which approximately $1,363,000 was paid to the limited partners (see "Item 6" for further details).

(2) Consists of approximately $988,000 of cash from operations of which approximately $958,000 was paid to the limited partners and approximately $2,594,000 of cash proceeds from the refinancing of the mortgage loan encumbering The Fairway Apartments in December 2000 of which approximately $2,517,000 was paid to the limited partners (see "Item 6" for further details).

(3) Consists of approximately $524,000 of cash from operations of which approximately $508,000 was paid to the limited partners and approximately $266,000 of cash proceeds from the refinancing of the mortgage loan encumbering The Fairway Apartments in December 2000 of which approximately $258,000 was paid to the limited partners (see "Item 6" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners in the year 2001 or subsequent periods. See "Item 2. Description of Properties, Capital Improvements" for information relating to anticipated capital expenditures at the properties. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for Brighton Crest Apartments and The Village Apartments for a total of approximately $173,000 to $432,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 15,921 limited partnership units in the Partnership representing 56.12% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.12% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any transfer.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $655,000 for the year ended December 31, 2000, compared to net income of approximately $889,000 for the year ended December 31, 1999. The decrease in net income was primarily due to the recognition of a $231,000 extraordinary loss on the early extinguishment of debt during the year ended December 31, 2000. The extraordinary loss on early extinguishment of debt relates to the refinancing of the mortgage at The Fairway Apartments (see discussion below). Income before extraordinary loss for the years ended December 31, 2000 and 1999 was approximately $886,000 and $889,000, respectively. Net income remained stable for the comparable periods due to an increase in total revenues offset by an increase in total expenses and an increase in minority interest in income from the joint venture. Total revenues increased primarily as a result of an increase in rental income and, to a lesser extent, an increase in other income. Rental income increased primarily due to an increase in average annual rental rates at all of the Partnership's properties, and an increase in occupancy at Brighton Crest Apartments and The Fairway Apartments. Other income increased primarily due to an increase in utilities reimbursements at Brighton Crest Apartments and The Village Apartments and an incentive received from a utility company at The Village Apartments.

The increase in total expenses is primarily attributable to increases in operating, depreciation, property tax, and general and administrative expenses. Operating expenses increased primarily due to increased advertising expenses at Brighton Crest Apartments and The Village Apartments, increased payroll expenses at The Fairway Apartments and The Village Apartments and an increase in interior painting and property management fees at The Fairway Apartments. The increase in depreciation expense is due to capital improvements put into service during the past twelve months. Property tax expense increased due to an increase in the assessed value of The Fairway Apartments. General and administrative expenses increased primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and increased professional fees associated with managing the Partnership partially offset by decreased legal expenses due to the settlement of a lawsuit during the year ended December 31, 1999. Included in general and administrative expenses at both December 31, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The increase in minority interest in net income of joint venture is due to an increase in the net income of the joint venture, resulting from increased average rental rates, increased occupancy, and decreased maintenance and repairs expenses at the joint venture's property, Brighton Crest.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $761,000 at December 31, 2000, compared to approximately $746,000 at December 31, 1999. The increase in cash and cash equivalents of approximately $15,000 from the Partnership's cash balance at December 31, 1999, is due primarily to approximately $1,930,000 of cash provided by operating activities, which was largely offset by approximately $692,000 of cash used in investing activities and approximately $1,223,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements which were partially offset by net receipts from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of the payoff of the previous mortgage encumbering The Fairway Apartments, distributions to the partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties, loan costs paid, the payment of a prepayment penalty, and distributions to the minority partner of Sterling Crest. These uses were partially offset by the proceeds from the debt refinancing of The Fairway Apartments. The Partnership invests its working capital reserves in money market accounts.

On December 15, 2000, the Partnership refinanced the mortgage encumbering The Fairway Apartments. The refinancing replaced indebtedness of approximately $3,599,000 with a new mortgage in the amount of $6,575,000. The new mortgage carries a stated interest rate of 7.27% as compared to the 7.6% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2021. Total capitalized loan costs were approximately $122,000 at December 31, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $231,000 due to the write-off of unamortized loan costs, the write-off of an unamortized debt discount, and a prepayment penalty at December 31, 2000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $189,200. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $14,427,000, net of discounts, is amortized over periods ranging from approximately 20 to 29 years with balloon payments due in 2003 for Brighton Crest Apartments and The Village Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the year ended December 31, 2000, the Partnership paid distributions of approximately $3,582,000 (approximately $3,475,000 to the limited partners or $122.48 per limited partnership unit) to its partners. The distributions consisted of approximately $988,000 (approximately $958,000 to the limited partners or $33.77 per limited partnership unit) from operations and approximately $2,594,000 (approximately $2,517,000 to the limited partners or $88.71 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering The Fairway Apartments in December 2000. Subsequent to December 31, 2000, the Partnership paid distributions of approximately $790,000 (approximately $766,000 to the limited partners or $27.00 per limited partnership unit) to its partners. The distribution consisted of approximately $524,000 (approximately $508,000 to the limited partners or $17.91 per limited partnership unit) from operations and approximately $266,000 (approximately $258,000 to the limited partners or $9.09 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering The Fairway Apartments in December 2000. Cash distributions from operations of approximately $1,405,000 (approximately $1,363,000 to the limited partners or $48.04 per limited partnership unit) were paid to the partners during the year ended December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the year 2001 or subsequent periods.

Tender Offer

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 15,921 limited partnership units in the Partnership representing 56.12% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.12% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 7.     Financial Statements

DAVIDSON GROWTH PLUS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors


The Partners
Davidson Growth Plus, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Growth Plus, L.P. as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                             DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                 $  761
   Receivables and deposits                                                     435
   Restricted escrows                                                           176
   Other assets                                                                 270
   Investment properties (Notes C and F):
       Land                                                  $  4,650
       Buildings and related personal property                 21,003
                                                               25,653
       Less accumulated depreciation                          (11,786)       13,867
                                                                           $ 15,509
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $  116
   Tenant security deposit liabilities                                          106
   Accrued property taxes                                                       253
   Other liabilities                                                            194
   Mortgage notes payable (Note C)                                           14,427

Minority interest                                                               104

Partners' (Deficit) Capital
   General partners                                           $  (808)
   Limited partners (28,371.75 units issued and
      outstanding)                                              1,117           309
                                                                           $ 15,509

           See Accompanying Notes to Consolidated Financial Statements

                             DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                               Years Ended
                                                               December 31,
                                                             2000        1999
Revenues:
   Rental income                                           $ 5,427      $ 5,251
   Other income                                                374          319
      Total revenues                                         5,801        5,570

Expenses:
   Operating                                                 2,031        1,958
   General and administrative                                  310          270
   Depreciation                                                957          872
   Interest                                                  1,015        1,034
   Property taxes                                              507          459
      Total expenses                                         4,820        4,593

Income before minority interest in net income of
   joint venture and extraordinary item                        981          977

Minority interest in net income of joint venture               (95)         (88)

Income before extraordinary item                               886          889

Extraordinary loss on early extinguishment of debt
   (Note C)                                                   (231)          --

Net income (Note D)                                         $  655        $ 889

Net income allocated to general partners (3%)               $   20        $  27

Net income allocated to limited partners (97%)                 635          862
                                                            $  655        $ 889
Per limited partnership unit:
   Income before extraordinary item                        $ 30.28      $ 30.38
   Extraordinary loss on early extinguishment of debt        (7.90)          --

Net income                                                 $ 22.38      $ 30.38

Distributions per limited partnership unit                 $122.48      $ 48.04

           See Accompanying Notes to Consolidated Financial Statements

                             DAVIDSON GROWTH PLUS, L.P.

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General    Limited
                                          Units       Partners   Partners     Total

Original capital contributions          28,371.75      $    1     $28,376    $28,377

Partners' (deficit) capital at
  December 31, 1998                     28,371.75      $ (706)    $ 4,458    $ 3,752

Distributions to partners                     --          (42)     (1,363)    (1,405)

Net income for the year ended
  December 31, 1999                           --           27         862        889

Partners' (deficit) capital at
  December 31, 1999                     28,371.75        (721)      3,957      3,236

Distributions to partners                     --         (107)     (3,475)    (3,582)

Net income for the year ended
  December 31, 2000                           --           20         635        655

Partners' (deficit) capital at
  December 31, 2000                     28,371.75      $ (808)    $ 1,117     $  309

           See Accompanying Notes to Consolidated Financial Statements

                             DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                  2000        1999
Cash flows from operating activities:
   Net income                                                    $  655        $ 889
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                  957          872
      Amortization of discounts and loan costs                      109          106
      Extraordinary loss on early extinguishment of debt            231           --
      Minority interest in net income of joint venture               95           88
      Change in accounts:
        Receivables and deposits                                    (69)          23
        Other assets                                                 (3)         (24)
        Accounts payable                                             36           50
        Tenant security deposit liabilities                         (14)         (19)
        Accrued property taxes                                       56            3
        Other liabilities                                          (123)          20
         Net cash provided by operating activities                1,930        2,008

Cash flows from investing activities:
   Property improvements and replacements                          (783)        (812)
   Net receipts from restricted escrows                              91          216
         Net cash used in investing activities                     (692)        (596)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (270)        (252)
   Payoff of mortgage notes payable                              (3,599)          --
   Proceeds from mortgage note payable                            6,575           --
   Loan costs paid                                                 (122)          --
   Prepayment penalty                                              (129)          --
   Distributions to partners                                     (3,582)      (1,405)
   Distributions to minority partner                                (96)        (195)
         Net cash used in financing activities                   (1,223)      (1,852)

Net increase (decrease) in cash and cash equivalents                 15         (440)
Cash and cash equivalents at beginning of year                      746        1,186
Cash and cash equivalents at end of year                         $  761        $ 746

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $  920        $ 929

           See Accompanying Notes to Consolidated Financial Statements

                             DAVIDSON GROWTH PLUS, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization

Davidson Growth Plus, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized in May 1986 to acquire and operate residential real estate properties. Davidson Growth Plus GP Corporation ("DGPGP") is the managing general partner ("Managing General Partner"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011, unless terminated prior to such date. The Partnership commenced operations on August 13, 1986, and completed its acquisition of apartment properties in May 1988. The Partnership operates three residential properties, one each located in Marietta, Georgia; Plano, Texas; and Brandon, Florida.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in The New Fairways, LP and its 82.5% general partnership interest in Sterling Crest Joint Venture ("Sterling Crest") which operates Brighton Crest. Because the Partnership may remove the general partner of The New Fairway, L.P. and has a controlling interest in Sterling Crest, the partnerships are controlled and consolidated by the Partnership. All significant inter-entity balances have been eliminated.

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

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations whenevents and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2000 and 1999 no adjustments for impairment of value were necessary.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $690,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in cash and cash equivalents. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Restricted Escrows

Reserve Account - General reserve accounts were established with a portion of the proceeds from the 1993 financing of Brighton Crest Apartments and The Village Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage notes) from Brighton Crest Apartments and The Village Apartments to the respective reserve accounts until the reserve accounts equal the minimum of $400 and the maximum of $1,000 per apartment unit for each respective property. At December 31, 2000, the balance in the reserves were approximately $176,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $143,000 and $135,000 for the years ended December 31, 2000 and 1999, respectively.

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

Loan Costs

Loan costs of approximately $502,000, less accumulated amortization of approximately $274,000, are included in other assets and are being amortized over the life of the loans using the straight-line method. The related amortization expense is included in interest expense.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                      Principal        Monthly                               Principal
                     Balance At        Payment         Stated                 Balance
                    December 31,      Including       Interest  Maturity       Due At
Property                2000           Interest         Rate      Date        Maturity
                             (in thousands)                                (in thousands)
Brighton Crest
  1st mortgage         $ 5,853          $ 47           7.83%    10/15/03      $ 5,516
  2nd mortgage             199             1 (1)       7.83%    10/15/03          199
The Fairway
  1st mortgage           6,575            52           7.27%    01/01/21           --
The Village
  1st mortgage           1,800            14           7.83%    10/15/03        1,697
  2nd mortgage              61            -- (1)(2)    7.83%    10/15/03           61
                        14,488          $114                                  $ 7,473
Less unamortized
  discounts                (61)

Totals                 $14,427

(1)   Interest only payments.

(2)   Monthly payment including interest is less than $1,000.

The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13% for Brighton Crest Apartments and The Village Apartments.

The mortgage notes payable are non-recourse and are secured by pledge of certain of the Partnership's rental properties including the respective property's revenues. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

On December 15, 2000, the Partnership refinanced the mortgage encumbering The Fairway Apartments. The refinancing replaced indebtedness of approximately $3,599,000 with a new mortgage in the amount of $6,575,000. The new mortgage carries a stated interest rate of 7.27% as compared to the 7.6% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2021. Total capitalized loan costs were approximately $122,000 at December 31, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $231,000 due to the write-off of unamortized loan costs, the write-off of an unamortized debt discount, and a prepayment penalty at December 31, 2000.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

                      Years Ending December 31,
                                2001                $   282
                                2002                    317
                                2003                  7,788
                                2004                    187
                                2005                    202
                             Thereafter               5,712
                                                    $14,488

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income: (dollar amounts in thousands, except unit data)

                                            2000         1999
       Net income as reported              $  655       $ 889
       Add (deduct):
       Depreciation differences               (72)       (144)
       Unearned income                         46         (83)
       Minority interest                       95          --
       Other                                 (109)         20

       Federal taxable income              $  615       $ 682

       Federal taxable income per
         limited partnership unit         $ 21.03     $ 23.32

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                           $  309
Land and buildings                                5,660
Accumulated depreciation                            601
Syndication and distribution costs                3,766
Other                                              (636)
Net assets - Federal tax basis                  $ 9,700

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

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)

Property management fees (included in
  operating expenses)                              $295        $285
Reimbursement for services of affiliates
  (included in general and administrative
  expense)                                          163         117
Subordinated management fee (included in
  general and administrative expense)                30          27
Loan costs (included in other assets)                14          --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $295,000 and $285,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $163,000 and $117,000 for the years ended December 31, 2000 and 1999, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners' adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Subordinated Partnership management fees of approximately $163,000 were paid with the distribution of the refinance proceeds from the refinancing of The Fairway Apartments in December 2000. Included in the $163,000 subordinated management fee payment at December 31, 2000, were Partnership management fees of approximately $30,000 and $27,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $14,000 for loan costs related to the refinance of The Fairways Apartments during the year ended December 31, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including the Fairway Apartments owned by the Partnership. However, with the December 15, 2000 refinancing of this property, the new mortgage loan no longer secures the bonds.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 15,921 limited partnership units in the Partnership representing 56.12% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.12% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Investment Properties and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)
                                                      Buildings            Costs
                                                     and Related   (Removed) Capitalized
                                                      Personal         Subsequent to
Description               Encumbrances      Land      Property          Acquisition
                         (in thousands)                               (in thousands)
Brighton Crest Apts.        $ 6,052       $ 2,619      $13,122            $(2,133)
The Fairway Apts.             6,575         2,560        3,883                745
The Village Apts.             1,861           615        3,799                443

        Totals              $14,488       $ 5,794      $20,804            $ (945)


                Gross Amount At Which
                       Carried
                 At December 31, 2000
                    (in thousands)
                       Buildings
                      And Related
                       Personal            Accumulated     Date of      Date   Depreciable
Description    Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                          (in thousands)
Brighton
  Crest      $ 1,911    $11,697   $13,608    $ 6,710         1987      09/87        25
The Fairway    2,213      4,975     7,188      2,827         1979      05/88        25
The Village      526      4,331     4,857      2,249         1986      05/88        25

   Totals    $ 4,650    $21,003   $25,653    $11,786

The depreciable lives included above are for the buildings. The depreciable lives for related personal property are 5 to 15 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2000          1999
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $24,870       $24,058
  Property improvements                             783           812
Balance at end of year                          $25,653       $24,870

Accumulated Depreciation
Balance at beginning of year                    $10,829       $ 9,957
  Additions charged to expense                      957           872
Balance at end of year                          $11,786       $10,829

The aggregate cost of investment properties for Federal income tax purposes at December 31, 2000 and 1999, is approximately $28,228,000 and $30,530,000, respectively. Total accumulated depreciation for Federal income tax purposes at December 31, 2000 and 1999, is approximately $10,059,000 and $10,155,000, respectively.

Note G - Distributions to Partners

During the year ended December 31, 2000, the Partnership paid distributions of approximately $3,582,000 (approximately $3,475,000 to the limited partners or $122.48 per limited partnership unit) to its partners. The distributions consisted of approximately $988,000 (approximately $958,000 to the limited partners or $33.77 per limited partnership unit) from operations and approximately $2,594,000 (approximately $2,517,000 to the limited partners or $88.71 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering The Fairway Apartments in December 2000. Subsequent to December 31, 2000, the Partnership paid distributions of approximately $790,000 (approximately $766,000 to the limited partners or $27.00 per limited partnership unit) to its partners. The distribution consisted of approximately $524,000 (approximately $508,000 to the limited partners or $17.91 per limited partnership unit) from operations and approximately $266,000 (approximately $258,000 to the limited partners or $9.09 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering The Fairway Apartments in December 2000. Cash distributions from operations of approximately $1,405,000 (approximately $1,363,000 to the limited partners or $48.04 per limited partnership unit) were paid to the partners during the year ended December 31, 1999.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The present executive officers and directors of the Managing General Partner are listed below.

     Name                 Age     Position

     Patrick J. Foye       43     Executive Vice President and Director

     Martha L. Long        41     Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $46,000 and non-audit services (principally tax-related) of approximately $23,000.

Item 10.    Executive Compensation

Neither the director nor the officers received any remuneration from the Registrant for the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no security holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant as of December 31, 2000.

     Entity                            Number of Units      Percentage

     Insignia Properties, LP               2,482.83            8.75%
       (an affiliate of AIMCO)
     Cooper River Properties, LLC          3,937.00           13.88%
       (an affiliate of AIMCO)
     AIMCO Properties, LP                  9,501.17           33.49%
       (an affiliate of AIMCO)

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

As of December 31, 2000, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

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

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)

Property management fees                           $295        $285
Reimbursement for services of affiliates            163         117
Subordinated management fee                          30          27
Loan costs                                           14          --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $295,000 and $285,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $163,000 and $117,000 for the years ended December 31, 2000 and 1999, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners' adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Subordinated Partnership management fees of approximately $163,000 were paid with the distribution of the refinance proceeds from the refinancing of The Fairway Apartments in December 2000. Included in the $163,000 subordinated management fee payment at December 31, 2000, were Partnership management fees of approximately $30,000 and $27,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $14,000 for loan costs related to the refinance of The Fairways Apartments during the year ended December 31, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

On September 25, 1997, an affiliate of the Managing General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-MI. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including the Fairway Apartments owned by the Partnership. However, with the December 15, 2000 refinancing of this property, the new mortgage loan no longer secures the bonds.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 15,921 limited partnership units in the Partnership representing 56.12% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.12% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 10DD, Multifamily Note dated December 15, 2000, by and between The Fairways, L.P. and Reilly Mortgage Group, Inc., for The Fairways Apartments.

      (b) Reports on Form 8-K:

          None filed during the quarter ended December 31, 2000.

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


/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date
Martha L. Long          and Controller

                                  EXHIBIT INDEX


  Exhibit

     2 Agreement and Plan of Merger dated October 1, 1999, by and between AIMCO and IPT is incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K dated October 16, 1998.

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

     10DD Multifamily Note dated December 15, 2000, by and between The Fairways,
          L.P., a Delaware limited partnership, and Reilly Mortgage Group, Inc., a District of Columbia Corporation, relating to The Fairways Apartments is incorporated by reference to Exhibit 10DD of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2000.

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

                                                                    Exhibit 10DD

                                                        FHLMC Loan No. 002733498
                                                            (Fairway Apartments)

                                MULTIFAMILY NOTE
                       (TEXAS - REVISION DATE 11-01-2000)


US $6,575,000.00                                         As of December 15, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of REILLY MORTGAGE GROUP, INC., a District of Columbia corporation, the principal sum of Six Million Five Hundred Seventy-Five Thousand and 00/100 Dollars (US $6,575,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Two Hundred Seventy Thousandths percent (7.270%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 2000 Corporate Ridge, Suite 925, McLean, Virginia 22102, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Fifty Two Thousand Forty Six and 93/100 Dollars (US $52,046.93), shall be payable on the first day of each month beginning on February 1, 2001, until the entire unpaid principal balance evidenced by this Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on January 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

(1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A)   the amount of principal being prepaid,
                  by
                  (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by
                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                     [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

(2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. Borrower and Lender intend at all times to comply with the law of the State of Texas governing the maximum rate or amount of interest payable on or in connection with this Note and the Indebtedness (or applicable United States federal law to the extent that it permits Lender to contract for, charge, take, reserve or receive a greater amount of interest than under Texas law). If the applicable law is ever judicially interpreted so as to render usurious any amount payable under this Note or under any other Loan Document, or contracted for, charged, taken, reserved or received with respect to the Indebtedness, or of acceleration of the maturity of this Note, or if any prepayment by Borrower results in Borrower having paid any interest in excess of that permitted by any applicable law, then Borrower and Lender expressly intend that all excess amounts collected by Lender shall be applied to reduce the unpaid principal balance of this Note (or, if this Note has been or would thereby be paid in full, shall be refunded to Borrower), and the provisions of this Note, the Security Instrument and any other Loan Documents immediately shall be deemed reformed and the amounts thereafter collectible under this Note or any other Loan Document reduced, without the necessity of the execution of any new documents, so as to comply with any applicable law, but so as to permit the recovery of the fullest amount otherwise payable under this Note or any other Loan Document. The right to accelerate the maturity of this Note does not include the right to accelerate any interest which has not otherwise accrued on the date of such acceleration, and Lender does not intend to collect any unearned interest in the event of acceleration. All sums paid or agreed to be paid to Lender for the use, forbearance or detention of the Indebtedness shall, to the extent permitted by any applicable law, be amortized, prorated, allocated and spread throughout the full term of the Indebtedness until payment in full so that the rate or amount of interest on account of the Indebtedness does not exceed the applicable usury ceiling. Notwithstanding any provision contained in this Note, the Security Instrument or any other Loan Document that permits the compounding of interest, including any provision by which any accrued interest is added to the principal amount of this Note, the total amount of interest that Borrower is obligated to pay and Lender is entitled to receive with respect to the Indebtedness shall not exceed the amount calculated on a simple (i.e., noncompounded) interest basis at the maximum rate on principal amounts actually advanced to or for the account of Borrower, including all current and prior advances and any advances made pursuant to the Security Instrument or other Loan Documents (such as for the payment of taxes, insurance premiums and similar expenses or costs).

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modification to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
              X      Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.


                                   THE NEW FAIRWAYS, L.P., a Delaware limited partnership

                                    By:   Davidson Growth Plus GP Limited
                                          Partnership, a Delaware limited
                                          partnership, its General Partner

                                          By:   Davidson Growth Plus GP
                                                Corporation, a Delaware
                                                corporation, its General Partner



                                                By:  ___________________
                                                    Patti K. Fielding
                                                    Senior Vice President

                                   57-0964147
                                   Borrower's Social Security/Employer ID Number



PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF DECEMBER, 2000.


REILLY MORTGAGE GROUP, INC., a District
   of Columbia corporation



By:_________________________________
   Brenda Dutrow
   Assistant Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE


1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.    Paragraph 9(c)of the Note is amended to add the following subparagraph(4):

            (4)failure  by  Borrower  to pay the  amount  of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.