Form 10QSB
period 2001-03-31
DAVIDSON GROWTH PLUS LP
filed 2001-05-09
CIK 795757

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

                   For the quarterly period ended March 31, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                             DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  370
   Receivables and deposits                                                      55
   Restricted escrows                                                           177
   Other assets                                                                 337
   Investment properties:
       Land                                                  $  4,650
       Buildings and related personal property                 21,079
                                                               25,729
       Less accumulated depreciation                          (12,035)       13,694
                                                                           $ 14,633
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   57
   Tenant security deposit liabilities                                          103
   Accrued property taxes                                                       132
   Other liabilities                                                            147
   Mortgage notes payable                                                    14,373

Minority interest                                                                71

Partners' (Deficit) Capital
   General partners                                           $  (825)
   Limited partners (28,371.75 units issued and
      outstanding)                                                575          (250)
                                                                           $ 14,633


            See Accompanying Notes to Consolidated Financial Statements

b)

                             DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                            Three Months Ended
                                                                 March 31,
                                                           2001             2000
Revenues:
   Rental income                                          $ 1,388          $ 1,292
   Other income                                               115               74
      Total revenues                                        1,503            1,366

Expenses:
   Operating                                                  506              497
   General and administrative                                  65               56
   Depreciation                                               249              237
   Interest                                                   291              252
   Property taxes                                             132              117
      Total expenses                                        1,243            1,159

Income before minority interest in net income
   of joint venture                                           260              207

Minority interest in net income of joint venture              (29)             (16)

Net income                                                 $  231            $ 191

Net income allocated to general partners (3%)               $   7              $ 6

Net income allocated to limited partners (97%)                224              185
                                                           $  231            $ 191

Net income per limited partnership unit                   $  7.90           $ 6.52

Distributions per limited partnership unit                $ 27.00           $ 8.21

            See Accompanying Notes to Consolidated Financial Statements

c)

                             DAVIDSON GROWTH PLUS, L.P.

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership    General     Limited
                                        Units      Partners    Partners      Total

Original capital contributions        28,371.75       $ 1       $28,376     $28,377

Partners' (deficit) capital at
   December 31, 2000                  28,371.75     $ (808)     $ 1,117      $ 309

Distribution to partners                     --         (24)       (766)       (790)

Net income for the three
   months ended March 31, 2001               --           7         224         231

Partners' (deficit) capital
   at March 31, 2001                  28,371.75     $ (825)      $ 575       $ (250)


            See Accompanying Notes to Consolidated Financial Statements


d)

                             DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 231        $ 191
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  249         237
      Amortization of discounts and loan costs                       16          26
      Minority interest in net income of joint venture               29          16
      Change in accounts:
         Receivables and deposits                                   380         247
         Other assets                                               (73)        (40)
         Accounts payable                                           (59)        (19)
         Tenant security deposit liabilities                         (3)         (5)
         Accrued property taxes                                    (121)        (76)
         Other liabilities                                          (47)        (21)
            Net cash provided by operating activities               602         556

Cash flows from investing activities:
  Property improvements and replacements                            (76)       (220)
  Net deposits to restricted escrows                                 (1)        (79)
            Net cash used in investing activities                   (77)       (299)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (59)        (69)
  Loan costs paid                                                    (5)         --
  Distribution to partners                                         (790)       (240)
  Distributions to minority partner                                 (62)        (33)
            Net cash used in financing activities                  (916)       (342)

Net decrease in cash and cash equivalents                          (391)        (85)
Cash and cash equivalents at beginning of period                    761         746
Cash and cash equivalents at end of period                       $ 370        $ 661

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 234        $ 226

            See Accompanying Notes to Consolidated Financial Statements


e)

                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General
Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the three month periods ended March 31, 2001 and 2000:

                                                                   2001       2000
                                                                    (in thousands)

 Property management fees (included in operating expenses)         $ 76       $ 72
 Reimbursement for services of affiliates (included in
    general and administrative expense)                              40         23
 Subordinated management fee (included in general and
    administrative expense)                                           4          8

During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $76,000 and $72,000 for the three months ended March 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $40,000 and $23,000 for the three months ended March 31, 2001 and 2000, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Unpaid subordinated Partnership management fees at March 31, 2001, are approximately $4,000. This amount reflects the Partnership management fees for the three month period ended March 31, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 15,950 limited partnership units in the Partnership representing 56.22% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.22% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note C - Distributions to Partners

During the three months ended March 31, 2001, the Partnership declared and paid a distribution of approximately $790,000 (approximately $766,000 to the limited partners or $27.00 per limited partnership unit) to its partners. The distribution consisted of approximately $524,000 (approximately $508,000 to the limited partners or $17.91 per limited partnership unit) from operations and approximately $266,000 (approximately $258,000 to the limited partners or $9.09 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering The Fairway Apartments in December 2000. Subsequent to March 31, 2001, the Partnership declared a distribution from operations of approximately $219,000 (approximately $212,000 to the limited partners or $7.47 per limited partnership unit) to its partners. During the three months ended March 31, 2000, the Partnership paid a distribution from operations of approximately $240,000 (approximately $233,000 to the limited partners or $8.21 per limited partnership unit) to its partners.

Note D - Refinancing of Mortgage Note Payable

On December 15, 2000, the Partnership refinanced the mortgage encumbering The Fairway Apartments. The refinancing replaced indebtedness of approximately $3,599,000 with a new mortgage in the amount of $6,575,000. The new mortgage carries a stated interest rate of 7.27% as compared to the 7.6% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2021. Total capitalized loan costs were approximately $122,000 during the year ended December 31, 2000. Additional loan costs of approximately $5,000 were capitalized during the three months ended March 31, 2001.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Brighton Crest Apartments                     94%        92%
         Marietta, Georgia
      The Fairway Apartments                        96%        95%
         Plano, Texas
      The Village Apartments                        95%        93%
         Brandon, Florida

Results of Operations

The Partnership realized net income of approximately $231,000 for the three months ended March 31, 2001, compared to net income of approximately $191,000 for the three months ended March 31, 2000. The increase in net income is due to an increase in total revenues partially offset by an increase in total expenses and an increase in minority interest in income from the joint venture. Total revenues increased as a result of an increase in rental income and other income. Rental income increased primarily due to an increase in average rental rates and occupancy at all of the Partnership's properties and a decrease in concessions at The Fairway Apartments and Brighton Crest Apartments. Other income increased primarily due to an increase in utilities reimbursements at all of the Partnership's properties.

The increase in total expenses is due to increases in depreciation, property tax, interest, operating and general and administrative expenses. The increase in depreciation expense is due to capital improvements put into service during the past twelve months. Property tax expense increased due to an increase in the assessed value of The Fairway Apartments. Interest expense increased due to the refinancing of The Fairway Apartments in December 2000, as discussed below. Operating expenses increased primarily due to increased utility expenses at The Fairway Apartments. General and administrative expenses increased primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and increased professional fees associated with managing the Partnership partially offset by decreased legal expenses. Included in general and administrative expenses at both March 31, 2001 and 2000, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The increase in minority interest in net income of joint venture is due to an increase in the net income of the joint venture, resulting primarily from increased average rental rates and increased occupancy at the joint venture's property, Brighton Crest.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $370,000 at March 31, 2001, compared to approximately $661,000 at March 31, 2000. The decrease in cash and cash equivalents of approximately $391,000 from the Partnership's cash balance at December 31, 2000, is due to approximately $77,000 of cash used in investing activities and approximately $916,000 of cash used in financing activities, which was partially offset by approximately $602,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of distributions to the partners, and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties, distributions to the minority partner of Sterling Crest and loan costs paid. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $44,000 of capital improvements at the property, consisting primarily of sewer replacement, carpet and vinyl replacements, appliances, plumbing fixture upgrades, wall coverings, and other building improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $129,000, consisting primarily of water conservation projects and interior and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $21,000 of capital improvements at the property, consisting primarily of carpet replacements, interior decoration, and water heater replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $89,000, consisting primarily of air conditioning unit replacements, carpet and vinyl replacements, interior upgrades, window treatments, and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $11,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, plumbing upgrades, and appliances. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $56,000, consisting primarily of air conditioning unit replacement, appliances, carpet and vinyl replacements, interior decoration, fencing, and swimming pool improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

On December 15, 2000, the Partnership refinanced the mortgage encumbering The Fairway Apartments. The refinancing replaced indebtedness of approximately $3,599,000 with a new mortgage in the amount of $6,575,000. The new mortgage carries a stated interest rate of 7.27% as compared to the 7.6% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2021. Total capitalized loan costs were approximately $122,000 during the year ended December 31, 2000. Additional loan costs of approximately $5,000 were capitalized during the three months ended March 31, 2001.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $14,373,000, net of discounts, is amortized over periods ranging from approximately 20 to 29 years with balloon payments due in 2003 for Brighton Crest Apartments and The Village Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership declared and paid a distribution of approximately $790,000 (approximately $766,000 to the limited partners or $27.00 per limited partnership unit) to its partners. The distribution consisted of approximately $524,000 (approximately $508,000 to the limited partners or $17.91 per limited partnership unit) from operations and approximately $266,000 (approximately $258,000 to the limited partners or $9.09 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering The Fairway Apartments in December 2000. Subsequent to March 31, 2001, the Partnership declared a distribution from operations of approximately $219,000 (approximately $212,000 to the limited partners or $7.47 per limited partnership unit) to its partners. During the three months ended March 31, 2000, the Partnership paid a distribution from operations of approximately $240,000 (approximately $233,000 to the limited partners or $8.21 per limited partnership unit) to its partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the year 2001 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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