Form 10QSB
period 2001-09-30
DAVIDSON GROWTH PLUS LP
filed 2001-11-09
CIK 795757

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

              For the quarterly period ended September 30, 2001


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                          DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $ 560
   Receivables and deposits                                                     106
   Restricted escrows                                                           178
   Other assets                                                                 285
   Investment properties:
       Land                                                  $ 4,650
       Buildings and related personal property                 21,413
                                                               26,063
       Less accumulated depreciation                          (12,517)       13,546
                                                                           $ 14,675
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 52
   Tenant security deposit liabilities                                           95
   Accrued property taxes                                                       386
   Other liabilities                                                            330
   Mortgage notes payable                                                    14,235

Minority interest                                                                16

Partners' (Deficit) Capital
   General partners                                           $ (831)
   Limited partners (28,371.75 units issued and
      outstanding)                                                392          (439)
                                                                           $ 14,675


         See Accompanying Notes to Consolidated Financial Statements

b)

                          DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                           Three Months               Nine Months
                                       Ended September 30,       Ended September 30,
                                        2001         2000          2001        2000

 Revenues:
    Rental income                     $ 1,414       $ 1,385      $ 4,201      $ 4,022
    Other income                          107            90          314          279
          Total revenues                1,521         1,475        4,515        4,301

 Expenses:
    Operating                             532           514        1,528        1,507
    General and administrative             76           100          212          228
    Depreciation                          244           233          744          714
    Interest                              295           255          874          757
    Property taxes                        120           133          371          370
          Total expenses                1,267         1,235        3,729        3,576

 Income before minority interest
    in net income of joint venture        254           240          786          725
 Minority interest in net income
    of joint venture                      (29)          (24)         (80)         (64)

 Net income                            $ 225         $ 216        $ 706        $ 661

 Net income allocated to general
    partners (3%)                       $ 7           $ 6          $ 21        $ 20
 Net income allocated to limited
    partners (97%)                        218           210          685          641

                                       $ 225         $ 216        $ 706        $ 661

 Net income per limited
    partnership unit                   $ 7.68       $ 7.40       $ 24.14      $ 22.59

 Distributions per limited
    partnership unit                   $ 9.91        $ --        $ 49.70      $ 23.76

         See Accompanying Notes to Consolidated Financial Statements

c)

                          DAVIDSON GROWTH PLUS, L.P.

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)



                                        Limited
                                      Partnership    General     Limited
                                         Units      Partners     Partners      Total

Original capital contributions         28,371.75       $ 1       $28,376      $28,377

Partners' (deficit) capital at
   December 31, 2000                   28,371.75     $ (808)     $ 1,117       $ 309

Distributions to partners                     --         (44)     (1,410)      (1,454)

Net income for the nine
   months ended September 30, 2001            --          21         685          706

Partners' (deficit) capital
   at September 30, 2001               28,371.75     $ (831)      $ 392        $ (439)

         See Accompanying Notes to Consolidated Financial Statements


d)

                          DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 706        $ 661
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  744          714
      Casualty gain                                                 (13)          --
      Amortization of discounts and loan costs                       51           83
      Minority interest in net income of joint venture               80           64
      Change in accounts:
         Receivables and deposits                                   329          156
         Other assets                                               (35)         (27)
         Accounts payable                                           (64)         (28)
         Tenant security deposit liabilities                        (11)          (7)
         Accrued property taxes                                     133          175
         Other liabilities                                          136          (17)
            Net cash provided by operating activities             2,056        1,774

Cash flows from investing activities:
  Property improvements and replacements                           (433)        (600)
  Net deposits to restricted escrows                                 (2)        (171)
  Insurance proceeds received                                        23           --
            Net cash used in investing activities                  (412)        (771)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (207)        (211)
  Loan costs paid                                                   (16)          --
  Distributions to partners                                      (1,454)        (695)
  Distributions to minority partner                                (168)         (83)
            Net cash used in financing activities                (1,845)        (989)

Net (decrease) increase in cash and cash equivalents               (201)          14
Cash and cash equivalents at beginning of period                    761          746
Cash and cash equivalents at end of period                       $ 560        $ 760

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 778        $ 675

         See Accompanying Notes to Consolidated Financial Statements


e)

                          DAVIDSON GROWTH PLUS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the nine month periods ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $230      $219
 Reimbursement for services of affiliates (included in
   general and administrative expense and investment
   properties)                                                     299       124
 Subordinated management fee (included in general and
   administrative expense and other liabilities)                    24        25

During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $230,000 and $219,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $299,000 and $124,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in the balance for the nine months ended September 30, 2001 are $182,000 of construction service reimbursements.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Unpaid and accrued subordinated Partnership management fees at September 30, 2001, are approximately $24,000. This amount reflects the Partnership management fees for the nine month period ended September 30, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 15,987.75 limited partnership units in the Partnership representing 56.35% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.35% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Distributions to Partners

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $1,454,000 (approximately $1,410,000 to the limited partners or $49.70 per limited partnership unit) to its partners. The distributions consisted of approximately $1,188,000 (approximately $1,152,000 to the limited partners or $40.61 per limited partnership unit) from operations and approximately $266,000 (approximately $258,000 to the limited partners or $9.09 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering The Fairway Apartments in December 2000. Subsequent to September 30, 2001, the Partnership declared a distribution from operations of approximately $284,000 (approximately $275,000 to the limited partners or $9.69 per limited partnership unit) to its partners. During the nine months ended September 30, 2000, the Partnership paid distributions from operations of approximately $695,000 (approximately $674,000 to the limited partners or $23.76 per limited partnership unit) to its partners.

Note D - Refinancing of Mortgage Note Payable

On December 15, 2000, the Partnership refinanced the mortgage encumbering The Fairway Apartments. The refinancing replaced indebtedness of approximately $3,599,000 with a new mortgage in the amount of $6,575,000. The new mortgage carries a stated interest rate of 7.27% as compared to the 7.6% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2021. Total capitalized loan costs were approximately $122,000 during the year ended December 31, 2000. Additional loan costs of approximately $16,000 were capitalized during the nine months ended September 30, 2001.

Note E - Casualty Event

During the nine months ended September 30, 2001, a net casualty gain was recorded at Brighton Crest Apartments. The casualty gain was related to a wind storm that occurred in February 2001. The gain was the result of insurance proceeds received as of September 30, 2001 of approximately $23,000 less the net book value of the damaged property of approximately $10,000.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Brighton Crest Apartments                     94%        94%
         Marietta, Georgia
      The Fairway Apartments                        97%        95%
         Plano, Texas
      The Village Apartments                        95%        96%
         Brandon, Florida

Results of Operations

The Partnership realized net income of approximately $706,000 for the nine months ended September 30, 2001, compared to net income of approximately $661,000 for the nine months ended September 30, 2000. The Partnership's net income for the three months ended September 30, 2001, was approximately $225,000 compared to net income of approximately $216,000 for the three months ended September 30, 2000. The increase in net income for the three and nine months ended September 30, 2001 is due to an increase in total revenues partially offset by an increase in total expenses and an increase in minority interest in income from the joint venture.

Total revenues increased for the three and nine month periods ended September 30, 2001 as a result of an increase in rental income and other income and the casualty gain at Brighton Crest Apartments due to a wind storm in February 2001. The gain was the result of insurance proceeds of approximately $23,000 less the net book value of the damaged property of approximately $10,000. Rental income increased primarily due to an increase in average rental rates and a decrease in concessions at all of the Partnership's properties and an increase in occupancy at The Fairway Apartments which more than offset the decrease in occupancy at The Village Apartments. Other income increased for the three and nine month periods ended September 30, 2001 primarily due to an increase in utilities reimbursements at all of the Partnership's properties partially offset by reduced interest income due to lower average cash balances in interest bearing accounts.

The increase in total expenses for the three and nine month periods ended September 30, 2001 is due to increases in depreciation, interest, and operating expenses partially offset by decreased general and administrative expenses. The increase in depreciation expense for the three and nine month periods ended September 30, 2001 is due to capital improvements placed into service during the past twelve months which are now being depreciated. Interest expense increased for the three and nine month periods ended September 30, 2001 due to the refinancing of The Fairway Apartments in December 2000 (see discussion in "Liquidity and Capital Resources"). Operating expenses increased for the three and nine month periods ended September 30, 2001 primarily due to increased natural gas bills at The Fairway Apartments and increased insurance expense at all of the Partnership's properties. General and administrative expenses decreased primarily due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and decreased legal expenses. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses. The increase in minority interest in net income of joint venture for the three and nine month periods ended September 30, 2001 is due to an increase in the net income of the joint venture, resulting primarily from increased average rental rates and the casualty gain due to a wind storm in February 2001 at the joint venture's property, Brighton Crest as discussed above.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $560,000 at September 30, 2001, compared to approximately $760,000 at September 30, 2000. The decrease in cash and cash equivalents of approximately $201,000 from the Partnership's cash balance at December 31, 2000 is due primarily to approximately $412,000 of cash used in investing activities and approximately $1,845,000 of cash used in financing activities, which was partially offset by approximately $2,056,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders partially offset by insurance proceeds received. Cash used in financing activities consisted primarily of distributions to the partners, and to a lesser extent, principal payments made on the mortgages encumbering the Partnership's properties, distributions to the minority partner of Sterling Crest and loan costs paid. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $211,000 of capital improvements at the property, consisting primarily of plumbing fixture upgrades, carpet and vinyl replacements, appliances, structural improvements, and wall coverings. These improvements were funded from operating cash flow and insurance proceeds. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $225,000, consisting primarily of water conservation projects and interior and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $98,000 of capital improvements at the property, consisting primarily of carpet replacements, interior decoration, and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $123,000, consisting primarily of air conditioning unit replacements, carpet and vinyl replacements, interior upgrades, window treatments, and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $124,000 of capital improvements at the property, consisting primarily of interior decoration, carpet and vinyl replacements and appliances. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $131,000, consisting primarily of air conditioning unit replacement, appliances, carpet and vinyl replacements, and interior decoration. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

On December 15, 2000, the Partnership refinanced the mortgage encumbering The Fairway Apartments. The refinancing replaced indebtedness of approximately $3,599,000 with a new mortgage in the amount of $6,575,000. The new mortgage carries a stated interest rate of 7.27% as compared to the 7.6% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures fully amortized on January 1, 2021. Total capitalized loan costs were approximately $122,000 during the year ended December 31, 2000. Additional loan costs of approximately $16,000 were capitalized during the nine months ended September 30, 2001.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $14,235,000, net of discounts, is amortized over periods ranging from approximately 20 to 29 years with balloon payments due in 2003 of approximately $5,715,000 for Brighton Crest Apartments and approximately $1,758,000 for The Village Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $1,454,000 (approximately $1,410,000 to the limited partners or $49.70 per limited partnership unit) to its partners. The distributions consisted of approximately $1,188,000 (approximately $1,152,000 to the limited partners or $40.61 per limited partnership unit) from operations and approximately $266,000 (approximately $258,000 to the limited partners or $9.09 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering The Fairway Apartments in December 2000. Subsequent to September 30, 2001, the Partnership declared a distribution from operations of approximately $284,000 (approximately $275,000 to the limited partners or $9.69 per limited partnership unit) to its partners. During the nine months ended September 30, 2000, the Partnership paid distributions from operations of approximately $695,000 (approximately $674,000 to the limited partners or $23.76 per limited partnership unit) to its partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the year 2001 or subsequent periods.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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