Form 10KSB
period 2001-12-31
DAVIDSON GROWTH PLUS LP
filed 2002-03-25
CIK 795757

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $6,069,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business is to operate and hold existing real estate properties for investment. All of the net proceeds of the offering were invested in four properties, of which three continue to be held by the Partnership. See "Item 2. Description of Properties" for a description of the Partnership's remaining properties.

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

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provides property management services.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                                  Date
Property                        Acquired          Type of Ownership           Use

Brighton Crest Apartments        Phase I    The Registrant holds an       Apartment
  Marietta, Georgia             09/25/87    82.5% interest in the joint   320 units
                                Phase II    venture which has fee
                                12/15/87    ownership subject to first
                                            and second mortgages
The Fairway Apartments (1)      05/18/88    Fee ownership subject to a    Apartment
  Plano, Texas                              first mortgage                256 units
The Village Apartments          05/31/88    Fee ownership subject to      Apartment
  Brandon, Florida                          first and second mortgages    112 units

(1) Property is held by a Limited Partnership in which the Registrant owns a 99% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Gross
                             Carrying   Accumulated                          Federal
Property                      Value    Depreciation     Rate     Method     Tax Basis
                                 (in thousands)                           (in thousands)

Brighton Crest Apartments    $13,818      $ 7,226     5-25 yrs    S/L        $ 8,920
The Fairway Apartments         7,300        3,063     5-25 yrs    S/L          5,251
The Village Apartments         5,014        2,476     5-25 yrs    S/L          3,474

                             $26,132      $12,765                            $17,645

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for the Partnership's depreciation policy.
Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                         Principal                                          Principal
                        Balance At                                           Balance
                       December 31,    Interest     Period     Maturity      Due At
Property                   2001          Rate     Amortized      Date     Maturity (2)
                      (in thousands)                                     (in thousands)
Brighton Crest
  1st mortgage (3)        $ 5,743       7.83%    28.67 years   10/15/03      $ 5,516
  2nd mortgage (3)            199       7.83%        (1)       10/15/03          199

The Fairway
  1st mortgage              6,436       7.27%      20 years    01/01/21           --

The Village
  1st mortgage (3)          1,766       7.83%    28.67 years   10/15/03        1,697
  2nd mortgage (3)             61       7.83%        (1)       10/15/03           61
                           14,205                                            $ 7,473
Less unamortized
  discounts                   (41)

Total                     $14,164

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the registrant's ability to prepay the loans and other specific details about the loans.

(3) These mortgages were refinanced subsequent to December 31, 2001. See "Item 7. Financial Statements - Note H" for further information.

On December 15, 2000, the Partnership refinanced the mortgage encumbering The Fairway Apartments. The refinancing replaced indebtedness of approximately $3,599,000 with a new mortgage in the amount of $6,575,000. The new mortgage carries a stated interest rate of 7.27% as compared to the 7.6% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2021. Total capitalized loan costs were approximately $122,000 for the year ended December 31, 2000. Additional loan costs of approximately $15,000 were capitalized during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $231,000 due to the write-off of unamortized loan costs, the write-off of an unamortized debt discount and a prepayment penalty during the year ended December 31, 2000.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                    Average Annual              Average
                                      Rental Rate              Occupancy
                                      (per unit)
 Property                          2001         2000        2001        2000

 Brighton Crest Apartments        $8,940       $8,723        94%        94%
 The Fairway Apartments            8,650        8,353        97%        95%
 The Village Apartments            9,379        9,143        95%        96%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                             2001               2001
                                             Taxes              Rate
                                        (in thousands)

          Brighton Crest Apartments          $178              3.00%
          The Fairway Apartments              242              2.42%
          The Village Apartments              119              2.39%

Capital Improvements

Brighton Crest Apartments

During the year ended December 31, 2001, the Partnership completed approximately $232,000 of capital improvements at the property, consisting primarily of plumbing fixture upgrades, building improvements, carpet and vinyl replacements, appliances, structural improvements, and wall coverings. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $96,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the year ended December 31, 2001, the Partnership completed approximately $112,000 of capital improvements at the property, consisting primarily of carpet replacements, interior decoration, water heater unit replacements, and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $76,800. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the year ended December 31, 2001, the Partnership completed approximately $158,000 of capital improvements at the property, consisting primarily of interior decoration, carpet and vinyl replacements, air conditioning unit replacements, and appliances. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $33,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2002 at the Partnership properties will be made only to the extent of cash available from operations and Partnership reserves.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matters during the quarter ended December 31, 2001.


                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 28,371.75 Limited Partnership Units aggregating $28,376,000. As of December 31, 2001, there were 1,488 holders of record owning an aggregate of 28,371.75 Units. Affiliates of the Managing General Partner owned 16,018.75 Units or 56.46% at December 31, 2001. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6" for further details):

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/00 - 12/31/00              $3,582 (1)           $122.48
       01/01/01 - 12/31/01               1,738 (2)             59.42

(1)   Consists  of   approximately   $988,000  of  cash  from   operations   and
      approximately $2,594,000 of cash proceeds from the refinancing of the mortgage loan encumbering The Fairway Apartments in December 2000.

(2)   Consists  of   approximately   $1,472,000  of  cash  from  operations  and
      approximately $266,000 of cash proceeds from the refinancing of the mortgage loan encumbering The Fairway Apartments in December 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit distributions to its partners in the year 2002 or subsequent periods. See "Item 2. Description of Properties, Capital Improvements" for information relating to anticipated capital expenditures at the properties. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for Brighton Crest Apartments and The Village Apartments for a total of approximately $173,000 to $432,000. At December 31, 2001, the balance in the reserve account was approximately $179,000.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates currently own 16,018.75 limited partnership units in the Partnership representing 56.46% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.46% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Partnership realized net income of approximately $977,000 for the year ended December 31, 2001, compared to net income of approximately $655,000 for the year ended December 31, 2000. The increase in net income is primarily due to the recognition of an extraordinary loss on the early extinguishment of debt during the year ended December 31, 2000. The extraordinary loss on early extinguishment of debt relates to the refinancing of the mortgage at The Fairway Apartments (see discussion in "Liquidity and Capital Resources"). Income before the extraordinary item for the years ended December 31, 2001 and 2000 was approximately $977,000 and $886,000, respectively. The increase in net income before the extraordinary item was due to an increase in total revenues partially offset by an increase in total expenses and an increase in minority interest in income of the joint venture.

Total revenues increased as a result of an increase in rental and other income. Rental income increased primarily due to an increase in average rental rates at all of the Partnership's properties, a decrease in concessions at The Fairway Apartments and Brighton Crest Apartments and an increase in occupancy at The Fairway Apartments which more than offset the decrease in occupancy at The
Village Apartments and increased bad debt expense primarily at Brighton Crest Apartments. Other income increased primarily due to an increase in utilities reimbursements at all of the Partnership's properties partially offset by reduced interest income due to lower average cash balances in interest bearing accounts.

The increase in total expenses is due to increases in depreciation, interest and property tax expenses partially offset by a decrease in general and administrative expenses. The increase in depreciation expense is due to capital improvements placed into service during the past twelve months. Interest expense increased due to the refinancing of The Fairway Apartments in December 2000 which increased the loan balance. Property tax expense increased due to an increase in the assessed value at The Village Apartments and a slight increase in the tax rate at Brighton Crest Apartments which was partially offset by a reduced assessed value at The Fairway Apartments and a tax refund received during the year ended December 31, 2001 at The Fairway Apartments for taxes paid in prior years. General and administrative expenses decreased primarily due to decreases in professional and legal expenses. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses. The increase in minority interest in net income of joint venture is due to an increase in the net income of the joint venture property, resulting primarily from increased average rental rates at the joint venture's property, Brighton Crest Apartments.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $431,000 at December 31, 2001, compared to approximately $761,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $330,000 from the Partnership's cash balance at December 31, 2000, is due to approximately $2,213,000 of cash used in financing activities and approximately $473,000 of cash used in investing activities, which was partially offset by approximately $2,356,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to the partners, and to a lesser extent, principal payments made on the mortgages encumbering the Partnership's properties, distributions to the minority partner of the Partnership's joint venture and loan costs paid. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

On December 15, 2000, the Partnership refinanced the mortgage encumbering The Fairway Apartments. The refinancing replaced indebtedness of approximately $3,599,000 with a new mortgage in the amount of $6,575,000. The new mortgage carries a stated interest rate of 7.27% as compared to the 7.6% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2021. Total capitalized loan costs were approximately $122,000 during the year ended December 31, 2000. Additional loan costs of approximately $15,000 were capitalized during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $231,000 due to the write-off of unamortized loan costs, the write-off of an unamortized debt discount and a prepayment penalty during the year ended December 31, 2000.

Subsequent to December 31, 2001, the Partnership refinanced the mortgages encumbering Brighton Crest Apartments and The Village Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 at Brighton Crest Apartments with a new mortgage of $10,640,000. The refinancing replaced the first mortgage of approximately $1,766,000 and the second mortgage of approximately $61,000 at The Village Apartments with a new mortgage of $3,633,000. The new mortgages carry stated interest rates of 7.16% and 7.22% for Brighton Crest Apartments and The Village Apartments, respectively, as compared to the 7.83% interest rates on the old mortgages. Payments on the mortgage loans are due monthly until the loans mature on February 1, 2022 at which time they are scheduled to be fully amortized. Total capitalized loan costs are expected to be approximately $436,000 and $225,000 for Brighton Crest Apartments and The Village Apartments, respectively. During the first quarter of 2002, the Partnership expects to recognize an extraordinary loss on the early extinguishment of debt of approximately $309,000 and $89,000 for Brighton Crest Apartments and The Village Apartments, respectively, due to the write off of unamortized loan costs, the write-off of unamortized debt discounts and prepayment penalties paid.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $206,400. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $14,164,000, net of discounts, is amortized over periods ranging from approximately 20 to 29 years with balloon payments due in 2003 for Brighton Crest Apartments and The Village Apartments. The Partnership refinanced the mortgages encumbering Brighton Crest Apartments and The Village Apartments subsequent to year end. The combined mortgage indebtedness of $7,769,000 was replaced by new mortgages of $10,640,000 at Brighton Crest Apartments and $3,633,000 as The Village Apartments. Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $1,738,000 (approximately $1,686,000 to the limited partners or $59.42 per limited partnership unit) to its partners. The distributions consisted of approximately $1,472,000 (approximately $1,428,000 to the limited partners or $50.33 per limited partnership unit) from operations and approximately $266,000 (approximately $258,000 to the limited partners or $9.09 per limited partnership unit) from the remaining proceeds of the refinancing of the mortgage loans encumbering The Fairway Apartments in December 2000. During the year ended December 31, 2000, the Partnership paid distributions of approximately $3,582,000 (approximately $3,475,000 to the limited partners or $122.48 per limited partnership unit) to its partners. The distributions consisted of approximately $988,000 (approximately $958,000 to the limited partners or $33.77 per limited partnership unit) from operations and approximately $2,594,000 (approximately $2,517,000 to the limited partners or $88.71 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering Fairway Apartments in December 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the year 2002 or subsequent periods.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates currently own 16,018.75 limited partnership units in the Partnership representing 56.46% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.46% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.


Item 7.     Financial Statements

DAVIDSON GROWTH PLUS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Growth Plus, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Growth Plus, L.P. as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                          DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                 $  431
   Receivables and deposits                                                     269
   Restricted escrows                                                           179
   Other assets                                                                 284
   Investment properties (Notes B and E):
       Land                                                  $ 4,650
       Buildings and related personal property                 21,482
                                                               26,132
       Less accumulated depreciation                          (12,765)       13,367
                                                                           $ 14,530
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 145
   Tenant security deposit liabilities                                           96
   Accrued property taxes                                                       269
   Other liabilities                                                            274
   Mortgage notes payable (Note B)                                           14,164

Minority interest                                                                34

Partners' (Deficit) Capital
   General partners                                           $ (831)
   Limited partners (28,371.75 units issued and
      outstanding)                                                379          (452)
                                                                           $ 14,530

        See Accompanying Notes to Consolidated Financial Statements


                          DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)

                                                                     Years Ended
                                                                    December 31,
                                                               2001            2000
Revenues:
   Rental income                                             $ 5,623         $ 5,427
   Other income                                                  446             374
      Total revenues                                           6,069           5,801

Expenses:
   Operating                                                   2,029           2,031
   General and administrative                                    281             310
   Depreciation                                                  992             957
   Interest                                                    1,162           1,015
   Property taxes                                                520             507
      Total expenses                                           4,984           4,820

Income before minority interest in net income of
   joint venture and extraordinary item                        1,085             981

Minority interest in net income of joint venture                (108)            (95)

Income before extraordinary item                                 977             886

Extraordinary loss on early extinguishment of debt
   (Note B)                                                       --            (231)

Net income (Note C)                                           $ 977           $ 655

Net income allocated to general partners (3%)                  $ 29            $ 20

Net income allocated to limited partners (97%)                   948             635

                                                              $ 977           $ 655
Per limited partnership unit:
   Income before extraordinary item                          $ 33.41         $ 30.28
   Extraordinary loss on early extinguishment of debt             --           (7.90)

Net income                                                   $ 33.41         $ 22.38

Distributions per limited partnership unit                   $ 59.42         $122.48

        See Accompanying Notes to Consolidated Financial Statements


                          DAVIDSON GROWTH PLUS, L.P.

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions          28,371.75       $ 1       $28,376    $28,377

Partners' (deficit) capital at
  December 31, 1999                     28,371.75      $ (721)    $ 3,957    $ 3,236

Distributions to partners                     --         (107)     (3,475)    (3,582)

Net income for the year ended
  December 31, 2000                           --           20         635        655

Partners' (deficit) capital at
  December 31, 2000                     28,371.75        (808)      1,117        309

Distributions to partners                     --          (52)     (1,686)    (1,738)

Net income for the year ended
  December 31, 2001                           --           29         948        977

Partners' (deficit) capital at
  December 31, 2001                     28,371.75      $ (831)     $ 379      $ (452)

        See Accompanying Notes to Consolidated Financial Statements


                          DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                    $ 977        $ 655
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                  992          957
      Casualty gain                                                 (22)          --
      Amortization of discounts and loan costs                       67          109
      Extraordinary loss on early extinguishment of debt             --          231
      Minority interest in net income of joint venture              108           95
      Change in accounts:
        Receivables and deposits                                    166          (69)
        Other assets                                                (47)          (3)
        Accounts payable                                             29           36
        Tenant security deposit liabilities                         (10)         (14)
        Accrued property taxes                                       16           56
        Other liabilities                                            80         (123)
         Net cash provided by operating activities                2,356        1,930

Cash flows from investing activities:
   Property improvements and replacements                          (502)        (783)
   Net (deposits to) receipts from restricted escrows                (3)          91
   Insurance proceeds received                                       32           --
         Net cash used in investing activities                     (473)        (692)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (282)        (270)
   Repayment of mortgage notes payable                               --       (3,599)
   Proceeds from mortgage note payable                               --        6,575
   Loan costs paid                                                  (15)        (122)
   Prepayment penalty                                                --         (129)
   Distributions to partners                                     (1,738)      (3,582)
   Distributions to minority partner                               (178)         (96)
         Net cash used in financing activities                   (2,213)      (1,223)

Net (decrease) increase in cash and cash equivalents               (330)          15
Cash and cash equivalents at beginning of year                      761          746
Cash and cash equivalents at end of year                         $ 431        $ 761

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 1,048       $ 920

        See Accompanying Notes to Consolidated Financial Statements


                          DAVIDSON GROWTH PLUS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization

Davidson Growth Plus, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized in May 1986 to acquire and operate residential real estate properties. Davidson Growth Plus GP Corporation ("DGPGP") is the managing general partner ("Managing General Partner"). The Managing General Partner is an affiliate of Apartment Investment and Management Company
("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011, unless terminated prior to such date. The Partnership commenced operations on August 13, 1986, and completed its acquisition of apartment properties in May 1988. The Partnership operates three residential properties, one each located in Marietta, Georgia; Plano, Texas and Brandon, Florida.

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

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the rental properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations whenevents and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2001 and 2000, no adjustments for impairment of value were necessary. See "Recent Accounting Pronouncements" below.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $304,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in cash and cash equivalents. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Restricted Escrows

General reserve accounts were established with a portion of the proceeds from the 1993 financing of Brighton Crest Apartments and The Village Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payments of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage notes) from Brighton Crest Apartments and The Village Apartments to the respective reserve accounts until the reserve accounts equal the minimum of $400 and the maximum of $1,000 per apartment unit for each respective property. At December 31, 2001, the balance in the reserves were approximately $179,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $125,000 and $143,000 for the years ended December 31, 2001 and 2000, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

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

Loan Costs

Loan costs of approximately $517,000, less accumulated amortization of approximately $322,000, are included in other assets and are being amortized over the life of the loans using the straight-line method. The related amortization expense is included in interest expense.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.


Note B - Mortgage Notes Payable

                       Principal        Monthly                               Principal
                      Balance At        Payment        Stated                  Balance
                     December 31,      Including      Interest   Maturity      Due At
Property                 2001           Interest        Rate       Date       Maturity
                              (in thousands)                               (in thousands)
Brighton Crest
  1st mortgage (3)      $ 5,743          $ 47           7.83%    10/15/03      $ 5,516
  2nd mortgage (3)          199             1 (1)       7.83%    10/15/03          199
The Fairway
  1st mortgage            6,436            52           7.27%    01/01/21           --
The Village
  1st mortgage (3)        1,766            14           7.83%    10/15/03        1,697
  2nd mortgage (3)           61            -- (2)       7.83%    10/15/03           61
                         14,205          $114                                  $ 7,473
Less unamortized
  discounts                 (41)

Totals                  $14,164

(1)   Interest only payments.

(2)   Monthly payment is interest only and is less than $1,000.

(3) Mortgages refinanced subsequent to December 31, 2001 (see "Note H" for further discussion).

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

On December 15, 2000, the Partnership refinanced the mortgage encumbering The Fairway Apartments. The refinancing replaced indebtedness of approximately $3,599,000 with a new mortgage in the amount of $6,575,000. The new mortgage carries a stated interest rate of 7.27% as compared to the 7.6% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on January 1, 2021. Total capitalized loan costs were approximately $122,000 during the year ended December 31, 2000. Additional loan costs of approximately $15,000 were capitalized during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $231,000 due to the write-off of unamortized loan costs, the write-off of an unamortized debt discount and a prepayment penalty during the year ended December 31, 2000.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                      Years Ending December 31,
                                2002                $   317
                                2003                  7,788
                                2004                    187
                                2005                    201
                                2006                    216
                             Thereafter               5,496
                                                    $14,205

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income: (dollar amounts in thousands, except per unit data)

                                           2001         2000
       Net income as reported              $ 977       $ 655
       Add (deduct):
       Depreciation differences               (69)        (72)
       Unearned income                         11          46
       Minority interest                      108          95
       Other                                  146        (109)

       Federal taxable income             $ 1,173      $ 615

       Federal taxable income per
         limited partnership unit         $ 36.67     $ 21.03

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                      $ (452)
Land and buildings                                5,651
Accumulated depreciation                            519
Syndication and distribution costs                3,766
Other                                              (449)
Net assets - Federal tax basis                  $ 9,035

Note D - Transactions with Affiliated Parties

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

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)
Property management fees (included in
  operating expenses)                              $308        $295
Reimbursement for services of affiliates
  (included in general and administrative
  expenses and investment properties)               350         163
Subordinated management fee (included in
  general and administrative expenses)               29          30
Loan costs (included in other assets)                --          14

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $308,000 and $295,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $350,000 and $163,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $194,000 and $1,000, for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions at the investment properties and are being depreciated over 15 years.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners' adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Subordinated Partnership management fees of approximately $163,000 were paid with the distribution of the refinance proceeds from the refinancing of The Fairway Apartments in December 2000. Partnership management fees were approximately $29,000 and $30,000 for the years ended December 31, 2001 and 2000, respectively. Unpaid and accrued subordinated Partnership management fees at December 31, 2001 are approximately $29,000.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $14,000 for loan costs related to the refinancing of The Fairways Apartments during the year ended December 31, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $56,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates currently own 16,018.75 limited partnership units in the Partnership representing 56.46% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.46% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note E - Investment Properties and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)
                                                      Buildings            Costs
                                                     and Related   (Removed) Capitalized
                                                      Personal         Subsequent to
Description               Encumbrances      Land      Property          Acquisition
                         (in thousands)                               (in thousands)
Brighton Crest
  Apartments                $ 5,942       $ 2,619      $13,122            $(1,923)
The Fairway
  Apartments                  6,436         2,560        3,883                857
The Village
  Apartments                  1,827           615        3,799                600

        Totals              $14,205       $ 5,794      $20,804            $ (466)



                Gross Amount At Which
                       Carried
                 At December 31, 2001
                    (in thousands)
                       Buildings
                      And Related
                       Personal            Accumulated     Date of      Date   Depreciable
Description    Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                          (in thousands)
Brighton
  Crest      $ 1,911    $11,907   $13,818    $ 7,226         1987      09/87        25
The Fairway    2,213      5,087     7,300      3,063         1979      05/88        25
The Village      526      4,488     5,014      2,476         1986      05/88        25

   Totals    $ 4,650    $21,482   $26,132    $12,765

The depreciable lives included above are for the buildings. The depreciable lives for related personal property are 5 to 15 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2001          2000
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $25,653       $24,870
  Property improvements                             502           783
  Disposals of property                             (23)           --
Balance at end of year                          $26,132       $25,653

Accumulated Depreciation
Balance at beginning of year                    $11,786       $10,829
  Additions charged to expense                      992           957
  Disposals of property                             (13)           --
Balance at end of year                          $12,765       $11,786

The aggregate cost of investment properties for Federal income tax purposes at December 31, 2001 and 2000, is approximately $28,664,000 and $28,228,000, respectively. Total accumulated depreciation for Federal income tax purposes at December 31, 2001 and 2000, is approximately $11,019,000 and $10,059,000, respectively.

Note F - Distributions to Partners

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $1,738,000 (approximately $1,686,000 to the limited partners or $59.42 per limited partnership unit) to its partners. The distributions consisted of approximately $1,472,000 (approximately $1,428,000 to the limited partners or $50.33 per limited partnership unit) from operations and approximately $266,000 (approximately $258,000 to the limited partners or $9.09 per limited partnership unit) from the remaining proceeds of the refinancing of the mortgage loans encumbering The Fairway Apartments in December 2000. During the year ended December 31, 2000, the Partnership paid distributions of approximately $3,582,000 (approximately $3,475,000 to the limited partners or $122.48 per limited partnership unit) to its partners. The distributions consisted of approximately $988,000 (approximately $958,000 to the limited partners or $33.77 per limited partnership unit) from operations and approximately $2,594,000 (approximately $2,517,000 to the limited partners or $88.71 per limited partnership unit) from the proceeds of the refinancing of the mortgage loans encumbering Fairway Apartments in December 2000.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note H - Subsequent Event

Subsequent to December 31, 2001, the Partnership refinanced the mortgages encumbering Brighton Crest Apartments and The Village Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 at Brighton Crest Apartments with a new mortgage of $10,640,000. The refinancing replaced the first mortgage of approximately $1,766,000 and the second mortgage of approximately $61,000 at The Village Apartments with a new mortgage of $3,633,000. The new mortgages carry stated interest rates of 7.16% and 7.22% for Brighton Crest Apartments and The Village Apartments, respectively, as compared to the 7.83% interest rates on the old mortgages. Payments on the mortgage loans are due monthly until the loans mature on February 1, 2022 at which time they are scheduled to be fully amortized. Total capitalized loan costs are expected to be approximately $436,000 and $225,000 for Brighton Crest Apartments and The Village Apartments, respectively. During the first quarter of 2002, the Partnership expects to recognize an extraordinary loss on the early extinguishment of debt of approximately $309,000 and $89,000 for Brighton Crest Apartments and The Village Apartments, respectively, due to the write off of unamortized loan costs, the write-off of unamortized debt discounts and prepayment penalties paid.

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

The present executive officers and director of the Managing General Partner are listed below.

     Name                 Age     Position

     Patrick J. Foye       44     Executive Vice President and Director

     Martha L. Long        42     Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $42,000 and non-audit services (principally tax-related) of approximately $20,000.

Item 10.    Executive Compensation

Neither the director nor the officers received any remuneration from the Registrant for the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no security holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant as of December 31, 2001.

     Entity                            Number of Units      Percentage

     Insignia Properties, LP               2,482.83            8.75%
       (an affiliate of AIMCO)
     Cooper River Properties, LLC          3,937.00           13.88%
       (an affiliate of AIMCO)
     AIMCO Properties, LP                  9,598.92           33.83%
       (an affiliate of AIMCO)

Cooper River Properties, LLC and Insignia Properties, LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

As of December 31, 2001, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

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

The following amounts were paid or accrued to the Managing General Partner and/or its affiliates during the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)

Property management fees                           $308        $295
Reimbursement for services of affiliates            350         163
Subordinated management fee                          29          30
Loan costs                                           --          14

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $308,000 and $295,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $350,000 and $163,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $194,000 and $1,000, for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions at the investment properties and are being depreciated over 15 years.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners' adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Subordinated Partnership management fees of approximately $163,000 were paid with the distribution of the refinance proceeds from the refinancing of The Fairway Apartments in December 2000. Partnership management fees were approximately $29,000 and $30,000 for the years ended December 31, 2001 and 2000, respectively. Unpaid and accrued subordinated Partnership management fees at December 31, 2001 are approximately $29,000.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $14,000 for loan costs related to the refinancing of The Fairways Apartments during the year ended December 31, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $56,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates currently own 16,018.75 limited partnership units in the Partnership representing 56.46% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.46% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 10EE, Multifamily Note dated January 8, 2002, by and between AIMCO Village, L.P., a Delaware limited partnership and ARCS Commercial Mortgage Co., L.P. relating to The Village Apartments.

            Exhibit 10FF, Multifamily Note dated January 14, 2002, by and between Brighton Crest, L.P., a South Carolina limited partnership and ARCS Commercial Mortgage Co., L.P. relating to Brighton Crest Apartments.

      (b)   Reports on Form 8-K:

            None filed during the quarter ended December 31, 2001.

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

  10EE Multifamily Note dated January 8, 2002, by and between AIMCO Village, L.P., a Delaware limited partnership and ARCS Commercial Mortgage Co., L.P. relating to The Village Apartments.

  10FF Multifamily Note dated January 14, 2002, by and between Brighton Crest, L.P., a South Carolina limited partnership and ARCS Commercial Mortgage Co., L.P. relating to Brighton Crest Apartments.

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

                                                       FHLMC Loan No.: 002548739

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)
                              (Village Apartments)

US $3,633,000.00                                           as of January 7, 2002

      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of ARCS COMMERCIAL MORTGAGE CO., L.P., a California limited partnership, the principal sum of Three Million Six Hundred Thirty-Three Thousand and 00/100 Dollars (US $3,633,000.00), with interest on the unpaid principal balance at the annual rate of Seven and 22/100 percent (7.22%).

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

      2. Address for Payment. All payments due under this Note shall be payable at 26901 Agoura Road, Suite 200, Calabasas Hills, California 91301, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

      (b) Consecutive monthly installments of principal and interest, each in the amount of Twenty-Eight Thousand Six Hundred Forty-Eight and 36/100 Dollars (US $28,648.36), shall be payable on the first day of each month beginning on March 1, 2002, until the entire unpaid principal balance evidenced by this Note is fully paid.

      (c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on February 1, 2022 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

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

      10.   Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c) under this Note as provided below:

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

      (c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is one hundred eighty (180) months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

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

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 7.500% U.S. Treasury Security due January 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

      14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

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


      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

      | X |   Exhibit A       Modifications to Multifamily Note


                    [Remainder of Page Intentionally Left Blank]

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                                    BORROWER:

                                    AIMCO VILLAGE, L.P., a Delaware limited
                                    partnership

                                    By:   AIMCO Village GP, L.L.C., a Delaware
                                          limited liability company, its General
                                          Partner

                                         By:   Davidson Growth Plus, L.P., a
                                               Delaware limited partnership, its
                                               Sole Member

                                                By:   Davidson Growth Plus GP
                                                      Corporation, a Delaware
                                                      corporation, its Managing
                                                      General Partner


                                                      By:
                                                           Patti K. Fielding
                                                           Senior Vice President


                                                    74-3024846
                                   Borrower's Social Security/Employer ID Number



                     [Endorsement Appears on Following Page]

                                  PAY TO THE ORDER OF __________________
                                  WITHOUT RECOURSE AS OF THE 7TH DAY OF JANUARY, 2002.


                                    ARCS COMMERCIAL MORTGAGE CO., L.P., a
                                    California limited partnership

                                    By:   ACMC Realty, Inc., a California
                                          corporation, its general partner


                                          By:
                                             ---------------------------
                                                Shelly Eisenberg
                                                Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE


The following modifications are made the text of the Multifamily Note that precedes this Exhibit A:

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

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

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

                                                     FHLMC Loan No.: 002694832

                                MULTIFAMILY NOTE
                    (MULTISTATE - REVISION DATE 11-01-2000)
                           (Brighton Crest Apartments)

US $10,640,000.00                                         as of January 10, 2002

      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of ARCS COMMERCIAL MORTGAGE CO., L.P., a California limited partnership, the principal sum of Ten Million Six Hundred Forty Thousand and 00/100 Dollars (US $10,640,000.00), with interest on the unpaid principal balance at the annual rate of Seven and 160/1000 percent (7.160%).

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

      2. Address for Payment. All payments due under this Note shall be payable at 26901 Agoura Road, Suite 200, Calabasas Hills, California 91301, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

      (b) Consecutive monthly installments of principal and interest, each in the amount of Eighty-Three Thousand Five Hundred Sixteen and 76/100 Dollars (US $83,516.76), shall be payable on the first day of each month beginning on March 1, 2002, until the entire unpaid principal balance evidenced by this Note is fully paid.

      (c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on February 1, 2022 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

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

      10.   Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c) under this Note as provided below:

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

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 7.500% U.S. Treasury Security due November 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

      14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

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


      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

      | X |   Exhibit A       Modifications to Multifamily Note



                 [Remainder of Page Intentionally Left Blank]

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                              BORROWER:

                              BRIGHTON CREST, L.P., a South Carolina limited partnership

                              By:   Brighton GP, L.L.C., a South Carolina
                                    limited liability company, its general
                                     partner

                                    By: Sterling Crest Joint Venture, a
                                        Tennessee joint venture, its sole member

                                    By:   Davidson Growth Plus, L.P., a
                                          Delaware limited partnership, Original
                                          Venturer

                                          By:   Davidson Growth Plus GP
                                                Corporation, a Delaware
                                                corporation, its general partner



                                                      By:_______________________
                                                         Patti K. Fielding
                                                         Senior Vice President

                                          By:   Davidson Income Real Estate,
                                                L.P., a Delaware limited
                                                partnership, Original Venturer

                                                By:   Davidson Diversified
                                                      Properties, Inc., a
                                                      Tennessee corporation,
                                                      its general partner


                                                      By:_____________________
                                                         Patti K. Fielding
                                                         Senior Vice President


                                                   57-0984759
                                   Borrower's Social Security/Employer ID Number

                   [Endorsement Appears on Following Page]

                                    PAY TO THE ORDER OF __________________
                                    WITHOUT RECOURSE AS OF JANUARY 10TH, 2002.


                                    ARCS COMMERCIAL MORTGAGE CO., L.P., a
                                    California limited partnership

                                    By:   ACMC Realty, Inc., a California
                                          corporation, its general partner


                                          By:
                                                Shelly Eisenberg
                                                Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

The following modifications are made the text of the Multifamily Note that precedes this Exhibit A:

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

2.    Paragraph 9(c) of the Note is amended to add the following  subparagraph
      (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument, or

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.