Form 10QSB
period 2002-03-31
DAVIDSON GROWTH PLUS LP
filed 2002-05-15
CIK 795757

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

                For the quarterly period ended March 31, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                          DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                $ 6,077
   Receivables and deposits                                                     188
   Restricted escrows                                                            94
   Other assets                                                                 942
   Investment properties:
       Land                                                  $ 4,650
       Buildings and related personal property                 21,635
                                                               26,285
       Less accumulated depreciation                          (13,019)       13,266
                                                                           $ 20,567
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 73
   Tenant security deposit liabilities                                           94
   Accrued property taxes                                                       138
   Other liabilities                                                            247
   Mortgage notes payable                                                    20,646

Partners' (Deficit) Capital
   General partners                                           $ (836)
   Limited partners (28,371.75 units issued and
      outstanding)                                                205          (631)
                                                                           $ 20,567


         See Accompanying Notes to Consolidated Financial Statements


b)

                          DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                                 Three Months Ended
                                                                       March 31,
                                                                 2002           2001
Revenues:
   Rental income                                                $ 1,390        $ 1,388
   Other income                                                      99            115
      Total revenues                                              1,489          1,503

Expenses:
   Operating                                                        453            506
   General and administrative                                        81             65
   Depreciation                                                     254            249
   Interest                                                         379            291
   Property taxes                                                   138            132
   Loss on early extinguishment of debt                             397             --
      Total expenses                                              1,702          1,243

Income before minority interest in net loss (income)
   of joint venture                                                (213)           260
Minority interest in net loss (income) of joint venture              34            (29)

Net (loss) income                                               $ (179)         $ 231

Net (loss) income allocated to general partners (3%)             $ (5)           $ 7

Net (loss) income allocated to limited partners (97%)              (174)           224
                                                                $ (179)         $ 231

Net (loss) income per limited partnership unit                  $ (6.13)       $ 7.90

Distributions per limited partnership unit                       $ --          $ 27.00

         See Accompanying Notes to Consolidated Financial Statements


c)

                          DAVIDSON GROWTH PLUS, L.P.

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership    General     Limited
                                        Units      Partners    Partners      Total

Original capital contributions        28,371.75       $ 1       $28,376     $28,377

Partners' (deficit) capital at
   December 31, 2001                  28,371.75     $ (831)      $ 379       $ (452)

Net loss for the three
   months ended March 31, 2002               --          (5)       (174)       (179)

Partners' (deficit) capital
   at March 31, 2002                  28,371.75     $ (836)      $ 205       $ (631)

         See Accompanying Notes to Consolidated Financial Statements


d)

                          DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                    2002        2001
Cash flows from operating activities:
  Net (loss) income                                                $ (179)      $ 231
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                     254          249
     Amortization of discounts and loan costs                          16           16
     Loss on early extinguishment of debt                             397           --
     Minority interest in net (loss) income of joint venture          (34)          29
     Change in accounts:
      Receivables and deposits                                         81          380
      Other assets                                                    (75)         (73)
      Accounts payable                                                (72)         (59)
      Tenant security deposit liabilities                              (2)          (3)
      Accrued property taxes                                         (131)        (121)
      Other liabilities                                               (27)         (47)
         Net cash provided by operating activities                    228          602

Cash flows from investing activities:
  Property improvements and replacements                             (153)         (76)
  Net withdrawals from (deposits to) restricted escrows                85           (1)
         Net cash used in investing activities                        (68)         (77)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (66)         (59)
  Repayment of mortgage notes payable                              (7,769)          --
  Proceeds from mortgage note payable                              14,273           --
  Loan costs paid                                                    (659)          (5)
  Prepayment penalty                                                 (293)          --
  Advances from affiliate                                             146           --
  Repayment of advances from affiliate                               (146)          --
  Distribution to partners                                             --         (790)
  Distributions to minority partner                                    --          (62)
         Net cash provided by (used in) financing activities        5,486         (916)

Net increase (decrease) in cash and cash equivalents                5,646         (391)
Cash and cash equivalents at beginning of period                      431          761
Cash and cash equivalents at end of period                        $ 6,077       $ 370

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 310        $ 234

         See Accompanying Notes to Consolidated Financial Statements


e)

                          DAVIDSON GROWTH PLUS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General
Partner"),   an  affiliate  of  Apartment   Investment  and  Management  Company
("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4,44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at Brighton Crest and The Village (see "Note C") in operations rather than as an extraordinary item.

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

During the three months ended March 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management  services.  The  Partnership  paid to such  affiliates  approximately
$78,000 and $76,000 during the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $49,000 and $40,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Partnership management fees were approximately $6,000 and $4,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses. Unpaid subordinated Partnership management fees at March 31, 2002, are approximately $35,000.

During the three months ended March 31, 2002, the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $146,000 which were repaid by the Partnership. As of March 31, 2002, there were no outstanding advances due to the Managing General Partner. Interest is charged at prime plus 1%. Interest expense on this advance was approximately $1,000 for the three months ended March 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $66,000 and $56,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Note Payable

On January 8, 2002, the Partnership refinanced the mortgage encumbering The Village Apartments. The refinancing replaced the first mortgage of approximately $1,766,000 and the second mortgage of approximately $61,000 with a new mortgage in the amount of $3,633,000. The new mortgage carries a stated interest rate of 7.22% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $224,000 during the three months ended March 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $88,000 during the three months ended March 31, 2002 due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid. In addition, the Partnership was required to deposit approximately $82,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the three months ended March 31, 2002. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

Note D - Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. Brighton Crest Apartments incurred a net loss of approximately $224,000 during the three months ended March 31, 2002 due primarily to the loss on early extinguishment of debt related to the refinancing of the property in January 2002 (see "Note C"). The minority partner's share of the net losses for the three months ended March 31, 2002 is approximately $34,000, which brought the investment balance to zero.

Note E - Subsequent Distribution

Subsequent to March 31, 2002, the Partnership declared and paid a cash distribution of approximately $5,134,000 (approximately $4,980,000 to the limited partners or $175.52 per limited partnership unit) to its partners. The distribution consisted of approximately $349,000 (approximately $338,000 to the limited partners or $11.91 per limited partnership unit) from operations and approximately $4,785,000 (approximately $4,642,000 to the limited partners or $163.61 per limited partnership unit) from the proceeds of the refinancings of the mortgage loans encumbering The Village and Brighton Crest Apartments during January 2002.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                               Average Occupancy
      Property                                2002           2001

      Brighton Crest Apartments               93%            94%
         Marietta, Georgia
      The Fairway Apartments                  97%            96%
         Plano, Texas
      The Village Apartments                  96%            95%
         Brandon, Florida

Results of Operations

The Partnership realized a net loss of approximately $179,000 for the three months ended March 31, 2002, compared to net income of approximately $231,000 for the three months ended March 31, 2002. The decrease in net income was due to an increase in total expenses and a decrease in total revenues partially offset by an increase in minority interest in loss from the joint venture. The increase in total expenses is due to the loss on the early extinguishment of debt related to the refinancings of Brighton Crest and The Village Apartments in January 2002 (see "Liquidity and Capital Resources") and increases in interest and general and administrative expenses partially offset by a decrease in operating expenses. Interest expense increased due to the refinancing of Brighton Crest and The Village Apartments in January 2002, which increased the debt balance at both properties. General and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2002 and 2001 are the costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement. Operating expenses decreased due to decreased natural gas bills at The Fairway Apartments, decreased sewer bills at Brighton Crest Apartments and decreased maintenance expenses at all of the Partnership's investment properties, partially offset by increased property insurance expenses at all of the Partnership's properties.

Total revenues decreased due to a decrease in other income partially offset by a slight increase in rental income for the three month period ended March 31, 2002. Other income decreased due to decreased laundry income at The Fairway Apartments and decreased interest income due to lower average cash balances in interest bearing accounts at all of the Partnership's investment properties. Rental income increased slightly due to an increase in the average rental rates at The Fairway and Brighton Crest Apartments and increased occupancy at The Fairway and The Village Apartments partially offset by reduced occupancy at Brighton Crest Apartments and increased bad debt expenses primarily at Brighton Crest Apartments.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. Brighton Crest Apartments incurred a net loss of approximately $224,000 during the three months ended March 31, 2002 due primarily to the loss on early extinguishment of debt related to the refinancing of the property in January 2002 (see "Note C"). The minority partner's share of the net losses for the three months ended March 31, 2002 is approximately $34,000, which brought the investment balance to zero.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $6,077,000 at March 31, 2002, compared to approximately $370,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $5,646,000 from the Partnership's cash balance at December 31, 2001, is due to approximately $5,486,000 of cash provided by financing activities and approximately $228,000 of cash provided by operating activities, which was partially offset by approximately $68,000 of cash used in investing activities. Cash provided by financing activities consisted of the proceeds from the debt refinancing of Brighton Crest and The Village Apartments and advances from the Managing General Partner which were partially offset by the payoff of the previous mortgages encumbering Brighton Crest and The Village Apartments, and to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's investment properties, loan costs paid, payment of prepayment penalties for Brighton Crest and The Village Apartments and repayment of advances from the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $48,000 of capital improvements at the property, consisting primarily of floor covering replacements, appliances and wall coverings. These improvements were funded from replacement reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $160,000, consisting primarily of swimming pool upgrades, and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $28,000 of capital improvements at the property, consisting primarily of floor covering replacements, structural improvements, and water heater replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $89,000, consisting primarily of air conditioning unit replacements, floor covering replacements, interior decoration, parking area upgrades and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $77,000 of capital improvements at the property, consisting primarily of carpet replacements and structural improvements. These improvements were funded from replacement reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $97,000, consisting primarily of air conditioning unit replacement, floor covering replacements, roof replacement, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

On January 8, 2002, the Partnership refinanced the mortgage encumbering The Village Apartments. The refinancing replaced the first mortgage of approximately $1,766,000 and the second mortgage of approximately $61,000 with a new mortgage in the amount of $3,633,000. The new mortgage carries a stated interest rate of 7.22% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $224,000 during the three months ended March 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $88,000 during the three months ended March 31, 2002 due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid. In addition, the Partnership was required to deposit approximately $82,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the three months ended March 31, 2002. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,646,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ --             $ --            $ 524            $17.91
Refinancing (1)         --               --              266              9.09
                      $ --             $ --            $ 790            $27.00

(1)   From the refinancing of The Fairway Apartments during 2000.

Subsequent to March 31, 2002, the Partnership declared and paid a cash distribution of approximately $5,134,000 (approximately $4,980,000 to the limited partners or $175.52 per limited partnership unit) to its partners. The distribution consisted of approximately $349,000 (approximately $338,000 to the limited partners or $11.91 per limited partnership unit) from operations and approximately $4,785,000 (approximately $4,642,000 to the limited partners or $163.61 per limited partnership unit) from the proceeds of the refinancings of the mortgage loans encumbering The Village and Brighton Crest Apartments during January 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the year 2002 or subsequent periods.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates currently own 16,043.75 limited partnership units in the Partnership representing 56.55% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.55% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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