Form 10QSB
period 2002-06-30
DAVIDSON GROWTH PLUS LP
filed 2002-08-14
CIK 795757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                          DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $ 487
   Receivables and deposits                                                     172
   Restricted escrows                                                           129
   Other assets                                                                 895
   Investment properties:
       Land                                                  $ 4,650
       Buildings and related personal property                 21,709
                                                               26,359
       Less accumulated depreciation                          (13,278)       13,081
                                                                           $ 14,764
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 43
   Tenant security deposit liabilities                                           97
   Accrued property taxes                                                       277
   Other liabilities                                                            473
   Mortgage notes payable                                                    20,522

Partners' Deficit
   General partners                                          $ (1,017)
   Limited partners (28,371.75 units issued and
      outstanding)                                             (5,631)       (6,648)
                                                                           $ 14,764


         See Accompanying Notes to Consolidated Financial Statements


                          DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
                                        2002         2001          2002        2001

 Revenues:
   Rental income                      $ 1,356       $ 1,399      $ 2,746      $ 2,787
   Other income                           107            92          206          207
       Total revenues                   1,463         1,491        2,952        2,994

 Expenses:
   Operating                              479           490          931          996
   General and administrative              66            71          147          136
   Depreciation                           259           251          513          500
   Interest                               378           288          757          579
   Property taxes                         139           119          277          251
   Loss on early extinguishment
     of debt                               --            --          398           --
       Total expenses                   1,321         1,219        3,023        2,462

 Operating income (loss)                  142           272          (71)         532
 Distributions to minority
   interest partner in excess
   of investment                         (799)           --         (799)          --
 Minority interest in net
   (income) loss of joint venture          (8)          (22)          26          (51)

 Net (loss) income                     $ (665)       $ 250        $ (844)      $ 481

 Net (loss) income allocated to
   general partners (3%)               $ (20)         $ 7         $ (25)       $ 14
 Net (loss) income allocated to
   limited partners (97%)                (645)          243         (819)         467

                                       $ (665)       $ 250        $ (844)      $ 481

 Net (loss) income per limited
   partnership unit                   $(22.73)      $ 8.56       $(28.87)     $ 16.46

 Distributions per limited
   partnership unit                   $182.96       $ 12.79      $182.96      $ 39.79

         See Accompanying Notes to Consolidated Financial Statements


                          DAVIDSON GROWTH PLUS, L.P.

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units      Partners     Partners       Total

Original capital contributions      28,371.75       $ 1        $28,376      $28,377

Partners' (deficit) capital at
   December 31, 2001                28,371.75     $ (831)       $ 379        $ (452)

Distributions to partners                  --        (161)      (5,191)      (5,352)

Net loss for the six
   months ended June 30, 2002              --         (25)        (819)        (844)

Partners' deficit at
   June 30, 2002                    28,371.75     $(1,017)     $(5,631)     $(6,648)

         See Accompanying Notes to Consolidated Financial Statements


                          DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                    2002        2001
Cash flows from operating activities:
  Net (loss) income                                                $ (831)      $ 481
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                     513          500
     Distributions to minority interest partner in excess of
      investment                                                      807           --
     Amortization of discounts and loan costs                          23           33
     Loss on early extinguishment of debt                             398           --
     Minority interest in net (loss) income of joint venture          (34)          51
     Change in accounts:
      Receivables and deposits                                         84          364
      Other assets                                                    (34)         (43)
      Accounts payable                                               (102)         (90)
      Tenant security deposit liabilities                               1          (11)
      Accrued property taxes                                            8           13
      Other liabilities                                               199          (17)
         Net cash provided by operating activities                  1,032        1,281

Cash flows from investing activities:
  Property improvements and replacements                             (227)        (180)
  Net withdrawals from (deposits to) restricted escrows                50           (2)
         Net cash used in investing activities                       (177)        (182)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (188)        (132)
  Repayment of mortgage notes payable                              (7,769)          --
  Proceeds from mortgage notes payable                             14,273           --
  Loan costs paid                                                    (663)         (16)
  Prepayment penalty                                                 (293)          --
  Advances from affiliate                                             146           --
  Repayment of advances from affiliate                               (146)          --
  Distribution to partners                                         (5,352)      (1,164)
  Distributions to minority interest partner                         (807)        (124)
         Net cash used in financing activities                       (799)      (1,436)

Net increase (decrease) in cash and cash equivalents                   56         (337)
Cash and cash equivalents at beginning of period                      431          761
Cash and cash equivalents at end of period                         $ 487        $ 424

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 681        $ 507

         See Accompanying Notes to Consolidated Financial Statements


                          DAVIDSON GROWTH PLUS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General
Partner"),   an  affiliate  of  Apartment   Investment  and  Management  Company
("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at Brighton Crest and The Village (see "Note C") in operations rather than as an extraordinary item.

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

During the six months ended June 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $154,000 and $153,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $94,000 and $78,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Partnership management fees were approximately $21,000 and $16,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses. Subordinated Partnership management fees of approximately $31,000 were paid with the distribution of refinance proceeds from the refinancing of Brighton Crest and The Village Apartments during the six months ended June 30, 2002. There was approximately $19,000 in unpaid and accrued subordinated Partnership management fees at June 30, 2002.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $8,000 for loan costs related to the refinancing of The Village Apartments during the six months ended June 30, 2002. These costs were capitalized and are included in other assets on the consolidated balance sheet.

During the six months ended June 30, 2002, the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $146,000 which were repaid by the Partnership prior to June 30, 2002. As of June 30, 2002, there were no outstanding advances due to the Managing General Partner. Interest is charged at prime plus 1%. Interest expense on this advance was approximately $1,000 for the six months ended June 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $66,000 and $56,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Note Payable

On January 8, 2002, the Partnership refinanced the mortgage encumbering The Village Apartments. The refinancing replaced the first mortgage of approximately $1,766,000 and the second mortgage of approximately $61,000 with a new mortgage in the amount of $3,633,000. The new mortgage carries a stated interest rate of 7.22% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $228,000 during the six months ended June 30, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $89,000 during the six months ended June 30, 2002 due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid. In addition, the Partnership was required to deposit approximately $82,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the six months ended June 30, 2002. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

Note D - Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. The Joint Venture incurred a net loss of approximately $149,000 during the six months ended June 30, 2002 due primarily to the loss on early extinguishment of debt related to the refinancing of the property in January 2002 (see "Note C") and distributions to the minority interest partner in excess of its investment in the Joint Venture. When the Joint Venture makes distributions in excess of the minority partners' investment balance, the Partnership as the majority partner, records a charge equal to the minority partners' excess distribution over the investment balance, even though there is no economic impact, cost or risk to the Partnership. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority interest partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. Losses allocated to the minority partner for the six months ended June 30, 2002 were approximately $26,000. Distributions to the minority partners' have reduced the investment balance below zero.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Brighton Crest Apartments                     93%        94%
         Marietta, Georgia
      The Fairway Apartments                        95%        97%
         Plano, Texas
      The Village Apartments                        96%        94%
         Brandon, Florida

Results of Operations

The Partnership realized a net loss of approximately $844,000 for the six months ended June 30, 2002 compared to net income of approximately $481,000 for the six months ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was approximately $665,000 compared to net income of $250,000 for the three months ended June 30, 2001. The decrease in net income for the three and six month periods ended June 30, 2002 was due to an increase in total expenses, a decrease in total revenues and distributions to the minority partner in excess of investment in 2002 partially offset by an increase in minority interest in loss from the joint venture.

The increase in total expenses for the three and six months ended June 30, 2002 is due to the loss on early extinguishment of debt related to the mortgage refinances at Brighton Crest and The Village Apartments in January 2002 (see "Liquidity and Capital Resources"), and increases in interest and property tax expenses partially offset by a decrease in operating expenses. Interest expenses increased due to the refinancing of the mortgages at Brighton Crest and The Village Apartments in January 2002, which increased the debt balance at both properties. Property tax expense increased due to an increase in the assessed value at Brighton Crest and The Village Apartments. Operating expenses decreased due to decreases in property, advertising and maintenance expenses partially offset by increased insurance expense. Property expenses decreased due to decreased utility expenses primarily at The Fairway Apartments. Advertising expenses decreased primarily due to reduced referral fees at Brighton Crest Apartments. Maintenance expenses decreased primarily due to reduced contract labor at all of the Partnership's properties. Insurance expense increased due to an increase in insurance premiums at all of the Partnership's properties.

General and administrative expenses increased for the six months ended June 30, 2002 and decreased for the three months ended June 30, 2002 due to the variable nature of the cash flow from operations on which the subordinated management fee payable to the Managing General Partner is based per the Partnership Agreement. General and administrative expenses also include management reimbursements to the Managing General Partner allowed under the Partnership Agreement, the costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the six months ended June 30, 2002 as a result of a decrease in rental income. Total revenues decreased for the three months ended June 30, 2002 as a result of a decrease in rental income partially offset by an increase in other income. Rental income decreased for the three and six month periods ended June 30, 2002 primarily due to a decrease in average rental rates at Brighton Crest and The Village Apartments, decreased occupancy at Brighton Crest and The Fairway Apartments and an increase in renewal concessions at Brighton Crest partially offset by an increase in average rental rates at The Fairway Apartments, and increased occupancy at The Village Apartments. Other income increased for the three month period ended June 30, 2002 primarily due to increased utility reimbursements at all of the Partnership's investment properties.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. The Joint Venture incurred a net loss of approximately $149,000 during the six months ended June 30, 2002 due primarily to the loss on early extinguishment of debt related to the refinancing of the property in January 2002 (see "Note C") and distributions to the minority interest partner in excess of its investment in the Joint Venture. When the Joint Venture makes distributions in excess of the minority partners' investment balance, the Partnership as the majority partner, records a charge equal to the minority partners' excess distribution over the investment balance, even though there is no economic impact, cost or risk to the Partnership. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority interest partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. Losses allocated to the minority partner for the six months ended June 30, 2002 were approximately $26,000. Distributions to the minority partners' have reduced the investment balance below zero. The increase in minority interest in loss from the Joint Venture for the six months ended June 30, 2002 and the decrease in minority interest in income from the Joint Venture for the three months ended June 30, 2002 was primarily due to the loss on early extinguishment of debt and increased interest expense related to the refinancing of Brighton Crest in January 2002, and reduced rental rates and occupancy at the Joint Venture property, partially offset by reduced maintenance expenses.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $487,000 at June 30, 2002, compared to approximately $424,000 at June 30, 2001. The increase in cash and cash equivalents of approximately $56,000 from the Partnership's cash balance at December 31, 2001, is due to approximately $1,032,000 of cash provided by operating activities, which was largely offset by approximately $799,000 of cash used in financing activities and approximately $177,000 of cash used in investing activities. Cash used in financing activities consisted of the payoff of the previous mortgages encumbering Brighton Crest and The Village Apartments, distributions to partners, distributions to minority interest partner, payments of principal made on the mortgages encumbering the Partnership's investment properties, loan costs paid, payment of prepayment penalties for Brighton Crest and The Village Apartments and repayment of advances from the Managing General Partner partially offset by the proceeds from the debt refinancing of Brighton Crest and The Village Apartments and advances from the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $89,000 of capital improvements at the property, consisting primarily of floor covering replacements, appliances, plumbing upgrades and wall coverings. These improvements were funded from replacement reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $169,000, consisting primarily of swimming pool upgrades, and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $33,000 of capital improvements at the property, consisting primarily of floor covering replacements, structural improvements, and water heater replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $83,000, consisting primarily of air conditioning unit replacements, floor covering replacements, interior decoration, parking area and swimming pool upgrades and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $105,000 of capital improvements at the property, consisting primarily of floor covering replacements, roof replacement, and structural improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $113,000, consisting primarily of air conditioning unit replacements, floor covering replacements, roof replacements, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

On January 8, 2002, the Partnership refinanced the mortgage encumbering The Village Apartments. The refinancing replaced the first mortgage of approximately $1,766,000 and the second mortgage of approximately $61,000 with a new mortgage in the amount of $3,633,000. The new mortgage carries a stated interest rate of 7.22% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $228,000 during the six months ended June 30, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $89,000 during the six months ended June 30, 2002 due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid. In addition, the Partnership was required to deposit approximately $82,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the six months ended June 30, 2002. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,522,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations              $ 567           $ 19.38           $ 898            $30.70
Refinancing (1)          4,785           163.58              266             9.09
                        $5,352          $182.96           $1,164           $39.79

(1) Distributions from the refinancing of Brighton Crest and The Village Apartments during 2002 and The Fairway Apartments during 2001.

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

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates currently own 16,045.75 limited partnership units in the Partnership representing 56.56% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P. to acquire all of the units not owned by affiliates of AIMCO for a purchase price of $157.00 per unit expired. Pursuant to this offer, AIMCO acquired 210.75 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.56% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.1, Agreement of Limited Partnership is incorporated by reference to Exhibit A to the Prospectus of the Registrant dated April 13, 1986 as filed with the Commission pursuant to Rule 424(b) under the Act.

                  Exhibit 3.2, Amendments to the Partnership Agreement dated August 20, 1986 and January 1, 1987 are incorporated by reference to Exhibit 3A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

                  Exhibit 4.1, Certificate of Limited Partnership dated May 20, 1986 is incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-11 dated June 23, 1986.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    DAVIDSON GROWTH PLUS, L.P.


                                    By:   DAVIDSON GROWTH PLUS GP CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.