Form 10QSB
period 2002-09-30
DAVIDSON GROWTH PLUS LP
filed 2002-11-14
CIK 795757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $  398
   Receivables and deposits                                                     191
   Restricted escrows                                                           166
   Other assets                                                                 844
   Investment properties:
       Land                                                  $ 4,650
       Buildings and related personal property                 21,791
                                                               26,441
       Less accumulated depreciation                          (13,531)       12,910
                                                                           $ 14,509
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 48
   Tenant security deposit liabilities                                           94
   Accrued property taxes                                                       419
   Other liabilities                                                            324
   Mortgage notes payable                                                    20,398

Partners' Deficit
   General partners                                          $ (1,020)
   Limited partners (28,371.75 units issued and
      outstanding)                                             (5,754)       (6,774)
                                                                           $ 14,509


                See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                           Three Months               Nine Months
                                       Ended September 30,       Ended September 30,
                                        2002         2001          2002        2001

 Revenues:
   Rental income                      $ 1,319       $ 1,414      $ 4,065      $ 4,201
   Other income                           140           107          346          314
       Total revenues                   1,459         1,521        4,411        4,515

 Expenses:
   Operating                              519           532        1,450        1,528
   General and administrative              63            76          210          212
   Depreciation                           253           244          766          744
   Interest                               379           295        1,136          874
   Property taxes                         141           120          418          371
   Loss on early extinguishment
     of debt                               --            --          398           --
       Total expenses                   1,355         1,267        4,378        3,729

 Operating income                         104           254           33          786
 Distributions to minority
   interest partner in excess
   of investment                           (7)           --         (806)          --
 Minority interest in net
   (income) loss of joint venture          (2)          (29)          24          (80)

 Net income (loss)                      $ 95         $ 225        $ (749)      $ 706

 Net income (loss) allocated to
   general partners (3%)                $ 3           $ 7         $ (22)       $ 21
 Net income (loss) allocated to
   limited partners (97%)                  92           218         (727)         685

                                        $ 95         $ 225        $ (749)      $ 706

 Net income (loss) per limited
   partnership unit                    $ 3.24       $ 7.68       $(25.62)     $ 24.14

 Distributions per limited
   partnership unit                    $ 7.58       $ 9.91       $190.54      $ 49.70

                See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units      Partners     Partners       Total

Original capital contributions      28,371.75       $ 1        $28,376      $28,377

Partners' (deficit) capital at
   December 31, 2001                28,371.75     $ (831)       $ 379        $ (452)

Distributions to partners                  --        (167)      (5,406)      (5,573)

Net loss for the nine months
   ended September 30, 2002                --         (22)        (727)        (749)

Partners' deficit at
   September 30, 2002               28,371.75     $(1,020)     $(5,754)     $(6,774)

                See Accompanying Notes to Consolidated Financial Statements


                          DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2002        2001
Cash flows from operating activities:
  Net (loss) income                                                $ (749)      $ 706
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                     766          744
     Casualty gain                                                     --          (13)
     Distributions to minority interest partner in excess of
      investment                                                      806           --
     Amortization of discounts and loan costs                          33           51
     Loss on early extinguishment of debt                             398           --
     Minority interest in net (loss) income of joint venture          (24)          80
     Change in accounts:
      Receivables and deposits                                         78          329
      Other assets                                                      7          (35)
      Accounts payable                                                (97)         (64)
      Tenant security deposit liabilities                              (2)         (11)
      Accrued property taxes                                          150          133
      Other liabilities                                                50          136
         Net cash provided by operating activities                  1,416        2,056

Cash flows from investing activities:
  Property improvements and replacements                             (309)        (433)
  Net withdrawals from (deposits to) restricted escrows                13           (2)
  Insurance proceeds received                                          --           23
         Net cash used in investing activities                       (296)        (412)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (312)        (207)
  Repayment of mortgage notes payable                              (7,769)          --
  Proceeds from mortgage notes payable                             14,273           --
  Loan costs paid                                                    (663)         (16)
  Prepayment penalty                                                 (293)          --
  Advances from affiliate                                             146           --
  Repayment of advances from affiliate                               (146)          --
  Distribution to partners                                         (5,573)      (1,454)
  Distributions to minority interest partner                         (816)        (168)
         Net cash used in financing activities                     (1,153)      (1,845)

Net decrease in cash and cash equivalents                             (33)        (201)
Cash and cash equivalents at beginning of period                      431          761
Cash and cash equivalents at end of period                         $ 398        $ 560

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,050       $ 778

                See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General
Partner"),   an  affiliate  of  Apartment   Investment  and  Management  Company
("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

During the nine months ended September 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $229,000 and $230,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $135,000 and $299,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $182,000 for the nine months ended September 30, 2002 and 2001, respectively. The fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Partnership management fees were approximately $27,000 and $24,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses. Subordinated Partnership management fees of approximately $31,000 were paid with the distribution of refinance proceeds from the refinancing of Brighton Crest and The Village
Apartments during the nine months ended September 30, 2002. There was approximately $25,000 in unpaid and accrued subordinated Partnership management fees at September 30, 2002 which is included in other liabilities on the consolidated balance sheet.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $8,000 for loan costs related to the refinancing of The Village Apartments during the nine months ended September 30, 2002. These costs were capitalized and are included in other assets on the consolidated balance sheet.

During the nine months ended September 30, 2002, the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $146,000 which were repaid by the Partnership prior to September 30, 2002. As of September 30, 2002, there were no outstanding advances due to the Managing General Partner. There were no advances by the Managing General Partner during the nine months ended September 30, 2001. Interest is charged at prime plus 1%. Interest expense on this advance was approximately $1,000 for the nine months ended September 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $66,000 and $56,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Notes Payable

On January 8, 2002, the Partnership refinanced the mortgage encumbering The Village Apartments. The refinancing replaced the first mortgage of approximately $1,766,000 and the second mortgage of approximately $61,000 with a new mortgage in the amount of $3,633,000. The new mortgage carries a stated interest rate of 7.22% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $228,000 during the nine months ended September 30, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $89,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid. In addition, the Partnership was required to deposit approximately $82,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the nine months ended September 30, 2002. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

Note D - Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. The Joint Venture incurred a net loss of approximately $138,000 during the nine months ended September 30, 2002 due primarily to the loss on early extinguishment of debt related to the refinancing of the property in January 2002 (see "Note C"). Losses allocated to the minority partner for the nine months ended September 30, 2002 were approximately $24,000. Distributions to the minority partners' have reduced the investment balance to zero. When the Joint Venture makes distributions in excess of the minority partners' investment balance, the Partnership as the majority partner, records a charge equal to the minority partners' excess distribution over the investment balance, even though there is no economic impact, cost or risk to the Partnership. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority interest partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Brighton Crest Apartments                     93%        94%
         Marietta, Georgia
      The Fairway Apartments                        94%        97%
         Plano, Texas
      The Village Apartments                        96%        95%
         Brandon, Florida

The Managing General Partner attributes the decrease in occupancy at The Fairway Apartments to poor market conditions and increased layoffs in Plano, Texas.

Results of Operations

The Partnership realized a net loss of approximately $749,000 for the nine months ended September 30, 2002 compared to net income of approximately $706,000 for the nine months ended September 30, 2001. The Partnership's net income for the three months ended September 30, 2002 was approximately $95,000 compared to net income of $225,000 for the three months ended September 30, 2001. The decrease in net income for the three and nine month periods ended September 30, 2002 was due to an increase in total expenses, a decrease in total revenues and distributions to the minority partner in excess of investment in 2002 partially offset by an increase in minority interest in income (loss) from the joint venture.

The increase in total expenses for the three and nine month periods ended September 30, 2002 is due to increases in depreciation, interest, and property tax expenses partially offset by a decrease in operating expenses. In addition, for the nine month period ended September 30, 2002, total expenses increased due to the loss on early extinguishment of debt related to the mortgage refinances at Brighton Crest and The Village Apartments in January 2002 (see "Liquidity and Capital Resources"). Depreciation expense increased due to capital improvements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to the refinancing of the mortgages at Brighton Crest and The Village Apartments in January 2002, which increased the debt balance at both properties. Property tax expense increased due to an increase in the assessed value at Brighton Crest and The Village Apartments and a refund for taxes paid in a prior year received during 2001 at The Fairway Apartments. Operating expenses decreased due to decreases in property and maintenance expenses partially offset by increased insurance expense. Property expenses decreased due to decreased utility expenses primarily at The Fairway Apartments, and decreased payroll and related benefits at The Village Apartments. Maintenance expenses decreased primarily due to reduced contract painting at Brighton Crest and The Fairway Apartments. Insurance expense increased primarily due to an increase in hazard insurance premiums primarily at The Fairway Apartments. Included in general and administrative expenses for the three and nine month periods ended September 30, 2002 and 2001, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement, the costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the three and nine month periods ended September 30, 2002 as a result of a decrease in rental income partially offset by an increase in other income. Rental income decreased primarily due to a decrease in average rental rates at Brighton Crest and The Village Apartments, decreased occupancy at Brighton Crest and The Fairway Apartments, increased bad debt at The Village and The Fairway Apartments, and increased renewal concessions at Brighton Crest Apartments partially offset by an increase in average rental rates at The Fairway Apartments, and increased occupancy at The Village Apartments. Other income increased primarily due to increased utility reimbursements at The Fairway Apartments and increased lease cancellation fees at all of the Partnership's investment properties partially offset by a decrease in interest income at all of the Partnership's investment properties due to lower interest rates on cash balances maintained in interest bearing accounts.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. The Joint Venture incurred a net loss of approximately $138,000 during the nine months ended September 30, 2002 due primarily to the loss on early extinguishment of debt related to the refinancing of the property in January 2002 (discussed in "Liquidity and Capital Resources"). Losses allocated to the minority partner for the nine months ended September 30, 2002 were approximately $24,000. Distributions to the minority partners' have reduced the investment balance to zero. When the Joint Venture makes distributions in excess of the minority partners' investment balance, the Partnership as the majority partner, records a charge equal to the minority partners' excess distribution over the investment balance, even though there is no economic impact, cost or risk to the Partnership. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority interest partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The increase in minority interest in loss from the Joint Venture for the nine months ended September 30, 2002 and the decrease in minority interest in income from the Joint Venture for the three months ended September 30, 2002 was primarily due to the loss on early extinguishment of debt and increased interest expense related to the refinancing of Brighton Crest in January 2002, and reduced rental rates and occupancy at the Joint Venture property, partially offset by reduced maintenance expenses.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $398,000 at September 30, 2002, compared to approximately $560,000 at September 30, 2001. The decrease in cash and cash equivalents of approximately $33,000 from the Partnership's cash balance at December 31, 2001, is due to approximately $1,153,000 of cash used in financing activities and approximately $296,000 of cash used in investing activities, which was partially offset by approximately $1,416,000 of cash provided by operating activities. Cash used in financing activities consisted of the repayment of the previous mortgages encumbering Brighton Crest and The Village Apartments, distributions to partners, distributions to the minority interest partner, payments of principal made on the mortgages encumbering the Partnership's investment properties, loan costs paid, payment of prepayment penalties for Brighton Crest and The Village Apartments and repayment of advances from the Managing General Partner partially offset by the proceeds from the debt refinancing of Brighton Crest and The Village Apartments and advances from the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's properties are detailed below.

Brighton Crest Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $128,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements, plumbing upgrades and wall coverings. These improvements were funded from operating cash flow. For 2002, the Partnership has budgeted, but is not limited to, capital improvements of approximately $183,000, consisting primarily of swimming pool upgrades, and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $62,000 of capital improvements at the property, consisting primarily of floor covering, water heater and air conditioning unit replacements and structural improvements. These improvements were funded from operating cash flow. For 2002, the Partnership has budgeted, but is not limited to, capital improvements of approximately $93,000, consisting primarily of air conditioning unit, water heater and floor covering replacements, interior decoration, parking area and swimming pool upgrades and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $119,000 of capital improvements at the property, consisting primarily of floor covering and roof replacements, and structural improvements. These improvements were funded from operating cash flow. For 2002, the Partnership has budgeted, but is not limited to, capital improvements of approximately $119,000, consisting primarily of air conditioning unit, floor covering and roof replacements, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

On January 8, 2002, the Partnership refinanced the mortgage encumbering The Village Apartments. The refinancing replaced the first mortgage of approximately $1,766,000 and the second mortgage of approximately $61,000 with a new mortgage in the amount of $3,633,000. The new mortgage carries a stated interest rate of 7.22% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Loan costs of approximately $228,000 were capitalized during the nine months ended September 30, 2002 and are included in other assets on the accompanying balance sheet and are being amortized over the term of the debt. The Partnership recognized a loss on the early extinguishment of debt of approximately $89,000 during the nine months ended September 30, 2002 due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid. In addition, the Partnership was required to deposit approximately $82,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Loan costs of approximately $435,000 were capitalized during the nine months ended September 30, 2002 and are included in other assets on the accompanying balance sheet and are being amortized over the term of the debt. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,398,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                       Nine Months      Per Limited      Nine Months       Per Limited
                          Ended         Partnership         Ended          Partnership
                   September 30, 2002      Unit      September 30, 2001       Unit

Operations                $ 788           $ 26.94          $1,188            $40.61
Refinancing (1)           4,785            163.60             266              9.09
                         $5,573           $190.54          $1,454            $49.70

(1)   Distributions  from the  refinancing  of  Brighton  Crest and The  Village
      Apartments during 2002 and The Fairway Apartments during 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates currently own 16,296.25 limited partnership units (the "Units") in the Partnership representing 57.44% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.44% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    DAVIDSON GROWTH PLUS, L.P.


                                    By:   DAVIDSON GROWTH PLUS GP CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Growth Plus, L.P.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President of Davidson  Growth
                                    Plus GP Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Growth Plus, L.P.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer   of   Davidson   Growth   Plus   GP
                                    Corporation,   equivalent   of   the   chief
                                    financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                               /s/ Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                              /s/ Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.