Form 10KSB
period 2002-12-31
DAVIDSON GROWTH PLUS LP
filed 2003-03-31
CIK 795757

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

      (Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $5,823,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:


                                  Date
Property                        Acquired          Type of Ownership           Use

Brighton Crest Apartments        Phase I    The Registrant holds an       Apartment
  Marietta, Georgia             09/25/87    82.5% interest in the joint   320 units
                                Phase II    venture which has fee
                                12/15/87    ownership subject to a first
                                            mortgage
The Fairway Apartments (1)      05/18/88    Fee ownership subject to a    Apartment
  Plano, Texas                              first mortgage                256 units
The Village Apartments          05/31/88    Fee ownership subject to a    Apartment
  Brandon, Florida                          first mortgage                112 units

(1) Property is held by a Limited Partnership in which the Registrant owns a 99% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                              Gross
                             Carrying   Accumulated                          Federal
Property                      Value    Depreciation     Rate     Method     Tax Basis
                                 (in thousands)                           (in thousands)

Brighton Crest Apartments    $14,000      $ 7,762     5-30 yrs    S/L        $ 8,602
The Fairway Apartments         7,405        3,306     5-30 yrs    S/L          5,085
The Village Apartments         5,160        2,721     5-30 yrs    S/L          3,413

                             $26,565      $13,789                            $17,100

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                         Principal                                          Principal
                        Balance At                                           Balance
                       December 31,    Interest     Period     Maturity      Due At
Property                   2002          Rate     Amortized      Date     Maturity (1)
                      (in thousands)                                     (in thousands)
Brighton Crest            $10,434       7.16%      20 years    02/01/22       $ --

The Fairway                 6,275       7.27%      20 years    01/01/21           --

The Village                 3,563       7.22%      20 years    02/01/22           --


Total                     $20,272                                             $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

On January 8, 2002, the Partnership refinanced the mortgages encumbering The Village Apartments. The refinancing replaced the first mortgage of approximately $1,766,000 and the second mortgage of approximately $61,000 with a new mortgage in the amount of $3,633,000. The new mortgage carries a stated interest rate of 7.22% as compared to the 7.83% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $228,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $89,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid. In addition, the Partnership was required to deposit approximately $82,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On January 14,  2002,  the  Partnership  refinanced  the  mortgages  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the year ended December 31, 2002. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 during the year ended December 31, 2002 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:

                                    Average Annual              Average
                                     Rental Rates              Occupancy
                                   (per unit)
 Property                          2002         2001        2002        2001

 Brighton Crest Apartments        $8,655       $8,940        92%        94%
 The Fairway Apartments            8,603        8,650        94%        97%
 The Village Apartments            9,286        9,379        96%        95%

The Managing General Partner attributes the decrease in occupancy at The Fairway Apartments to poor market conditions and increased layoffs in Plano, TX.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                             2002               2002
                                             Taxes             Rates
                                 (in thousands)

          Brighton Crest Apartments          $195              2.99%
          The Fairway Apartments              276              2.50%
          The Village Apartments              111              2.28%

Capital Improvements

Brighton Crest Apartments

During the year ended December 31, 2002, the Partnership completed approximately $182,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements, plumbing upgrades, and wall coverings. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $96,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the year ended December 31, 2002, the Partnership completed approximately $105,000 of capital improvements at the property, consisting primarily of floor covering, water heater and air conditioning unit replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $97,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the year ended December 31, 2002, the Partnership completed approximately $146,000 of capital improvements at the property, consisting primarily of floor covering and roof replacements, and structural improvements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $34,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for 2003 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with the case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matters during the quarter ended December 31, 2002.



                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 28,371.75 Limited Partnership Units (the "Units") aggregating $28,376,000. As of December 31, 2002, there were 1,434 holders of record owning an aggregate of 28,371.75 Units. Affiliates of the Managing General Partner owned 16,296.25 Units or 57.44% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                 (in thousands)

       01/01/01 - 12/31/01              $1,738 (1)           $ 59.42
       01/01/02 - 12/31/02               5,573 (2)            190.54

(1)   Consists  of   approximately   $1,472,000  of  cash  from  operations  and
      approximately $266,000 of cash proceeds from the refinancing of the mortgage loan encumbering The Fairway Apartments in December 2000.

(2)   Consists  of   approximately   $788,000  of  cash  from   operations   and
      approximately $4,785,000 of cash proceeds from the refinancing of the mortgage loans encumbering The Village and Brighton Crest Apartments in January 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties, Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates currently own 16,296.25 limited partnership units in the Partnership representing 57.44% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.44% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their units. In all cases, the General Partners must consent to any transfer.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $655,000 for the year ended December 31, 2002 compared to net income of approximately $977,000 for the year ended December 31, 2001. The decrease in net income was due to an increase in total expenses, a decrease in total revenues and distributions to the minority partner in excess of investment in 2002 partially offset by an increase in minority interest in losses of the joint venture.

The increase in total expenses is due to increases in depreciation, interest, and property tax expenses partially offset by decreases in operating and general and administrative expenses. In addition, total expense increased due to a loss on early extinguishment of debt related to the mortgage refinances at Brighton Crest and The Village Apartments in January 2002 (see "Liquidity and Capital Resources" for further discussion). Depreciation expense increased due to capital improvements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to the refinancing of the mortgages at Brighton Crest and The Village Apartments in January 2002, which increased the debt balance at both properties. Property tax expense increased due to an increase in the assessed value at Brighton Crest and The Fairway Apartments and a refund for taxes paid in a prior year received during 2001 at The Fairway Apartments. Operating expenses decreased due to decreases in maintenance expenses and, to a lesser extent, property expenses partially offset by increased insurance expense and administrative expense. Maintenance expenses decreased at all of the Partnership's properties primarily due to the increased capitalization of certain direct and indirect costs, primarily payroll related costs (see Item 7. Financial Statements, Note A for further discussion). Property expenses decreased due to decreased utility expenses primarily at The Fairway Apartments and decreased payroll and related benefits at The Village Apartments. Insurance expense increased primarily due to an increase in hazard insurance premiums at The Fairway Apartments. Administrative expense increased primarily due to an increase in professional fees at Brighton Crest Apartments. General and administrative expenses decreased primarily due to a decrease in professional fees and reduced costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased primarily due to a decrease in average rental rates at all of the Partnership's properties, decreased occupancy at Brighton Crest and The Fairway Apartments, increased bad debt at The Village and The Fairway Apartments, and increased concessions at Brighton Crest Apartments partially offset by a decrease in concessions at The Fairway and The Village Apartments and increased occupancy at The Village Apartments. Other income increased primarily due to increased utility reimbursements at The Fairway Apartments and increased lease cancellation fees at all of the Partnership's investment properties partially offset by a decrease in interest income at all of the Partnership's investment properties due to lower interest rates on cash balances maintained in interest bearing accounts.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. The Joint Venture incurred a net loss of approximately $120,000 during the year ended December 31, 2002 due primarily to the loss on early extinguishment of debt related to the refinancing of the property in January 2002 (discussed in "Liquidity and Capital Resources"). Losses allocated to the minority partner for the year ended December 31, 2002 were approximately $21,000. Distributions to the minority partner have reduced the investment balance to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance, even though there is no economic impact, cost or risk to the Partnership. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority interest partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The increase in minority interest in loss from the Joint Venture for the year ended December 31, 2002 was primarily due to the loss on early extinguishment of debt and increased interest expense related to the refinancing of Brighton Crest in January 2002, and reduced rental rates and occupancy at the Joint Venture property.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $359,000 at December 31, 2002, compared to approximately $431,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $72,000 from the Partnership's cash balance at December 31, 2001, is due to approximately $1,279,000 of cash used in financing activities and approximately $456,000 of cash used in investing activities, which was partially offset by approximately $1,663,000 of cash provided by operating activities. Cash used in financing activities consisted of the repayment of the previous mortgages encumbering Brighton Crest and The Village Apartments, distributions to partners, distributions to the minority interest partner, payments of principal made on the mortgages encumbering the Partnership's investment properties, loan costs paid, payment of prepayment penalties for Brighton Crest and The Village Apartments and repayment of advances from the Managing General Partner partially offset by the proceeds from the debt refinancing of Brighton Crest and The Village Apartments and advances from the Managing General Partner. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

On January 8, 2002, the Partnership refinanced the mortgage encumbering The Village Apartments. The refinancing replaced the first mortgage of approximately $1,766,000 and the second mortgage of approximately $61,000 with a new mortgage in the amount of $3,633,000. The new mortgage carries a stated interest rate of 7.22% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $228,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $89,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid. In addition, the Partnership was required to deposit approximately $82,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the year ended December 31, 2002. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 during the year ended December 31, 2002 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statement of operations for 2002 reflects the loss on early extinguishment of debt at Brighton Crest and The Village Apartments in operations rather than as an extraordinary item.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be approximately $227,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,272,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                          Year          Per Limited         Year           Per Limited
                          Ended         Partnership         Ended          Partnership
                    December 31, 2002      Unit       December 31, 2001       Unit

Operations                $ 788           $ 26.93          $1,472            $50.33
Refinancing               4,785 (1)        163.61             266 (2)          9.09
                         $5,573           $190.54          $1,738            $59.42

(1) Distributions from the refinancing of Brighton Crest and The Village Apartments during 2002.

(2) Distribution from remaining refinancing proceeds of Fairway Apartments in 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates currently own 16,296.25 limited partnership units (the "Units") in the Partnership representing 57.44% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.44% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over 30 days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

DAVIDSON GROWTH PLUS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Growth Plus, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Growth Plus, L.P. as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64."

                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003


                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 359
   Receivables and deposits                                                     102
   Restricted escrows                                                           202
   Other assets                                                                 795
   Investment properties (Notes B and E):
       Land                                                  $ 4,650
       Buildings and related personal property                 21,915
                                                               26,565
       Less accumulated depreciation                          (13,789)       12,776
                                                                           $ 14,234
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 51
   Tenant security deposit liabilities                                           89
   Accrued property taxes                                                       276
   Other liabilities                                                            226
   Mortgage notes payable (Note B)                                           20,272

Partners' Deficit
   General partners                                          $ (1,018)
   Limited partners (28,371.75 units issued and
      outstanding)                                             (5,662)       (6,680)
                                                                           $ 14,234

              See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)

                                                          Years Ended
                                                         December 31,
                                                     2002            2001

 Revenues:
   Rental income                                    $ 5,351        $ 5,623
   Other income                                         472            446
       Total revenues                                 5,823          6,069

 Expenses:
   Operating                                          1,932          2,029
   General and administrative                           248            281
   Depreciation                                       1,024            992
   Interest                                           1,511          1,162
   Property taxes                                       583            520
   Loss on early extinguishment
     of debt (Note B)                                   398             --
       Total expenses                                 5,696          4,984

 Operating income                                       127          1,085
 Distributions to minority
   interest partner in excess
   of investment (Note F)                              (803)            --
 Minority interest in net
   loss (income) of joint venture (Note F)               21           (108)

 Net (loss) income (Note C)                         $ (655)         $ 977

 Net (loss) income allocated to
   general partners (3%)                            $ (20)           $ 29
 Net (loss) income allocated to
   limited partners (97%)                              (635)           948

                                                    $ (655)         $ 977

 Net (loss) income per limited
   partnership unit                                $ (22.38)       $ 33.41

 Distributions per limited
   partnership unit                                 $190.54        $ 59.42

              See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions          28,371.75       $ 1       $28,376    $28,377

Partners' (deficit) capital at
  December 31, 2000                     28,371.75      $ (808)    $ 1,117     $ 309

Distributions to partners                     --          (52)     (1,686)    (1,738)

Net income for the year ended
  December 31, 2001                           --           29         948        977

Partners' (deficit) capital at
  December 31, 2001                     28,371.75        (831)        379       (452)

Distributions to partners                     --         (167)     (5,406)    (5,573)

Net loss for the year ended
  December 31, 2002                           --          (20)       (635)      (655)

Partners' deficit at
  December 31, 2002                     28,371.75     $(1,018)    $(5,662)   $(6,680)

              See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                      Years Ended
                                                                      December 31,
                                                                      2002      2001
Cash flows from operating activities:
  Net (loss) income                                                $ (655)      $ 977
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   1,024          992
     Casualty gain                                                     --          (22)
     Distributions to minority interest partner in excess of
      Investment                                                      803           --
     Amortization of discounts and loan costs                          42           67
     Loss on early extinguishment of debt                             398           --
     Minority interest in net (loss) income of joint venture          (21)         108
     Change in accounts:
      Receivables and deposits                                        167          166
      Other assets                                                     47          (47)
      Accounts payable                                                (94)          29
      Tenant security deposit liabilities                              (7)         (10)
      Accrued property taxes                                            7           16
      Other liabilities                                               (48)          80
         Net cash provided by operating activities                  1,663        2,356

Cash flows from investing activities:
  Property improvements and replacements                             (433)        (502)
  Net deposits to restricted escrows                                  (23)          (3)
  Insurance proceeds received                                          --           32
         Net cash used in investing activities                       (456)        (473)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (438)        (282)
  Repayment of mortgage notes payable                              (7,769)          --
  Proceeds from mortgage notes payable                             14,273           --
  Loan costs paid                                                    (663)         (15)
  Prepayment penalty                                                 (293)          --
  Advances from affiliate                                             162           --
  Repayment of advances from affiliate                               (162)          --
  Distribution to partners                                         (5,573)      (1,738)
  Distributions to minority interest partner                         (816)        (178)
         Net cash used in financing activities                     (1,279)      (2,213)

Net decrease in cash and cash equivalents                             (72)        (330)
Cash and cash equivalents at beginning of year                        431          761
Cash and cash equivalents at end of year                           $ 359        $ 431

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,417      $ 1,048

              See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


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

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in The New Fairways, LP and its 82.5% general partnership interest in Sterling Crest Joint Venture ("Sterling Crest") which operates Brighton Crest Apartments. Because the Partnership may remove the general partner of The New Fairway, L.P. and has a controlling interest in Sterling Crest, the partnerships are controlled and consolidated by the Partnership. All significant inter-entity balances have been eliminated.

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

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2002 and 2001, no adjustments for impairment of value were necessary.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $92,000 in 2002 compared to 2001.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $306,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in cash and cash equivalents. Deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on rental payments.

Restricted Escrows

      Repair Escrow: At the time of the refinancing of The Village Apartments, the Partnership was required to establish a repair escrow of approximately $82,000 with the lender in order to complete listed repairs at the property. The balance in the repair escrow account at December 31, 2002 is approximately $85,000.

      Replacement Reserve: A general reserve account was established in 2002 at Brighton Crest and The Village Apartments as a result of their refinancing. These funds were established to cover necessary repairs and replacements of existing improvements. The reserve account balance at December 31, 2002 is approximately $117,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $122,000 and $125,000 for the years ended December 31, 2002 and 2001, respectively.

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

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over 30 days. In addition, it is the Managing General Partner's policy to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs

Loan costs of approximately $800,000, less accumulated amortization of approximately $49,000, are included in other assets and are being amortized using the straight-line method over the life of the loans. The related amortization expense of approximately $40,000 is included in interest expense. Amortization expense is expected to be approximately $44,000 for the year 2003, approximately $43,000 for the years 2004 through 2006 and approximately $42,000 for the year 2007.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at Brighton Crest and The Village Apartments in operations rather than as an extraordinary item.

Note B - Mortgage Notes Payable


                       Principal        Monthly                               Principal
                      Balance At        Payment        Stated                  Balance
                     December 31,      Including      Interest   Maturity      Due At
Property                 2002           Interest        Rate       Date       Maturity
                              (in thousands)                               (in thousands)
Brighton Crest
  Apartments   (1)      $10,434          $ 84           7.16%    02/01/22       $ --
The Fairway
  Apartments              6,275            52           7.27%    01/01/21           --
The Village
  Apartments   (1)        3,563            29           7.22%    02/01/22           --

Totals                  $20,272          $165                                   $ --

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and by a pledge of revenues from the respective apartment properties. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

On January 8, 2002, the Partnership refinanced the mortgage encumbering The Village Apartments. The refinancing replaced the first mortgage of approximately $1,766,000 and the second mortgage of approximately $61,000 with a new mortgage in the amount of $3,633,000. The new mortgage carries a stated interest rate of 7.22% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $228,000 during the year ended December 31, 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $89,000 during the year ended December 31, 2002 due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid. In addition, the Partnership was required to deposit approximately $82,000 in a repair escrow account with the lender in order to complete required repairs at the property.

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the year ended December 31, 2002. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 during the year ended December 31, 2002 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):

                                2003                 $ 527
                                2004                    566
                                2005                    609
                                2006                    654
                                2007                    703
                             Thereafter              17,213
                                                    $20,272

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (dollar amounts in thousands, except per unit data):


                                                 2002        2001
       Net (loss) income as reported           $ (655)      $ 977
       Add (deduct):
       Depreciation differences                    (21)        (69)
       Unearned income                             (26)         11
       Minority interest                           (34)        108
       Distribution                                816          --
       Other                                        37         146

       Federal taxable income                   $ 117      $ 1,173

       Federal taxable income per
         limited partnership unit               $ 4.00     $ 36.67


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net liabilities as reported                     $(6,680)
Land and buildings                                5,651
Accumulated depreciation                            498
Syndication and distribution costs                3,766
Other                                               344
Net assets - Federal tax basis                  $ 3,579


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

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $296,000 and $308,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $160,000 and $350,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $9,000 and $194,000 for the years ended December 31, 2002 and 2001, respectively. The fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Partnership management fees were approximately $30,000 and $29,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses. Subordinated Partnership management fees of approximately $31,000 were paid with the distribution of refinance proceeds from the refinancing of Brighton Crest and The Village Apartments during the year ended December 31, 2002. Unpaid and accrued subordinated Partnership management fees at December 31, 2002 are approximately $27,000 and are included in other liabilities on the consolidated balance sheet.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $8,000 for loan costs related to the refinancing of The Village Apartments during the year ended December 31, 2002. These costs were capitalized and are included in other assets on the consolidated balance sheet.

During the year ended December 31, 2002, the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $162,000 which were repaid by the Partnership prior to December 31, 2002. As of December 31, 2002, there were no outstanding advances due to the Managing General Partner. There were no advances by the Managing General Partner during the year ended December 31, 2001. Interest is charged at prime plus 1%. Interest expense on these advances was approximately $1,000 for the year ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $88,000 and $56,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates currently own 16,296.25 limited partnership units (the "Units") in the Partnership representing 57.44% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.44% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings            Costs
                                                     and Related   (Removed) Capitalized
                                                      Personal         Subsequent to
Description               Encumbrances      Land      Property          Acquisition
                         (in thousands)                               (in thousands)
Brighton Crest
  Apartments                $10,434       $ 2,619      $13,122            $(1,741)
The Fairway
  Apartments                  6,275         2,560        3,883                962
The Village
  Apartments                  3,563           615        3,799                746

        Totals              $20,272       $ 5,794      $20,804             $ (33)


                Gross Amount At Which
                       Carried
                At December 31, 2002
                   (in thousands)


                       Buildings
                      And Related
                       Personal            Accumulated     Date of      Date   Depreciable
Description    Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                          (in thousands)
Brighton
  Crest      $ 1,911    $12,089   $14,000    $ 7,762         1987      09/87       5-30
The Fairway    2,213      5,192     7,405      3,306         1979      05/88       5-30
The Village      526      4,634     5,160      2,721         1986      05/88       5-30

   Totals    $ 4,650    $21,915   $26,565    $13,789

Reconciliation of "investment properties and accumulated depreciation":

                                              Years Ended December 31,
                                                 2002          2001
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $26,132       $25,653
  Property improvements                             433           502
  Disposals of property                              --           (23)
Balance at end of year                          $26,565       $26,132

Accumulated Depreciation
Balance at beginning of year                    $12,765       $11,786
  Additions charged to expense                    1,024           992
  Disposals of property                              --           (13)
Balance at end of year                          $13,789       $12,765

The aggregate cost of investment properties for Federal income tax purposes at December 31, 2002 and 2001, is approximately $29,065,000 and $28,664,000, respectively. Total accumulated depreciation for Federal income tax purposes at December 31, 2002 and 2001, is approximately $11,965,000 and $11,019,000, respectively.

Note F - Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. The Joint Venture incurred a net loss of approximately $120,000 during the year ended December 31, 2002 due primarily to the loss on early extinguishment of debt related to the refinancing of the property in January 2002 (see "Note B"). The Joint Venture had net income of approximately $700,000 for the year ended December 31, 2001. Losses allocated to the minority partner for the year ended December 31, 2002 were approximately $21,000. Distributions to the minority partner have reduced the investment balance to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance, even though there is no economic impact, cost or risk to the Partnership. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority interest partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with the case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

The present executive officers and director of the Managing General Partner are listed below.

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $42,000 and non-audit services (principally tax-related) of approximately $20,000.

Item 10.    Executive Compensation

Neither the director nor the officers received any remuneration from the Registrant for the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2002.

     Entity                            Number of Units      Percentage

     Insignia Properties, LP               2,482.83            8.75%
       (an affiliate of AIMCO)
     Cooper River Properties, LLC          3,937.00           13.88%
       (an affiliate of AIMCO)
     AIMCO Properties, LP                  9,876.42           34.81%
       (an affiliate of AIMCO)

Cooper River Properties, LLC and Insignia Properties, LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2002, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

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

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $296,000 and $308,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $160,000 and $350,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $9,000 and $194,000 for the years ended December 31, 2002 and 2001, respectively. The fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Partnership management fees were approximately $30,000 and $29,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses. Subordinated Partnership management fees of approximately $31,000 were paid with the distribution of refinance proceeds from the refinancing of Brighton Crest and The Village Apartments during the year ended December 31, 2002. Unpaid and accrued subordinated Partnership management fees at December 31, 2002 are approximately $27,000 and are included in other liabilities on the consolidated balance sheet.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $8,000 for loan costs related to the refinancing of The Village Apartments during the year ended December 31, 2002. These costs were capitalized and are included in other assets on the consolidated balance sheet.

During the year ended December 31, 2002, the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $162,000 which were repaid by the Partnership prior to December 31, 2002. As of December 31, 2002, there were no outstanding advances due to the Managing General Partner. There were no advances by the Managing General Partner during the year ended December 31, 2001. Interest is charged at prime plus 1%. Interest expense on these advances was approximately $1,000 for the year ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $88,000 and $56,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates currently own 16,296.25 limited partnership units (the "Units") in the Partnership representing 57.44% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.44% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits

            See Exhibit Index attached.

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2002.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


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


                              Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 31, 2003
Patrick J. Foye         and Director

/s/Thomas C. Novosel    Senior Vice President         Date: March 31, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Davidson Growth Plus, L.P.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of Davidson  Growth
                                    Plus G.P. Corporation,  equivalent   of  the
                                    chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Davidson Growth Plus, L.P.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Davidson Growth Plus G.P.
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

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

100 Amended and Restated Sterling Crest Joint Venture Agreement dated June 29, 1987 among Freeman Income Real Estate, L.P., Freeman Georgia Ventures, Inc. and the Registrant, is incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 8 dated December 29, 1987. 10P Assignment and Indemnity Agreement dated September 25, 1987 among Freeman Georgia Ventures, Inc., the Registrant and Freeman Income Real Estate, L.P. relating to Sterling Crest Apartments, is incorporated by reference to
     Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated September 25, 1987.

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

  10Y Stock certificate, dated December 31, 1991 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation.

  10DD Multifamily Note dated December 15, 2000, by and between The Fairways, L.P., a Delaware limited partnership, and Reilly Mortgage Group, Inc., a District of Columbia Corporation, relating to The Fairways Apartments is incorporated by reference to Exhibit 10DD of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001.

10EE Multifamily Note dated January 8, 2002, by and between AIMCO Village, L.P., a Delaware limited partnership and ARCS Commercial Mortgage Co., L.P. relating to The Village Apartments (incorporated by reference to Exhibit 10EE filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

10FF Multifamily  Note dated  January 14, 2002, by and between  Brighton  Crest,
     L.P., a South Carolina limited partnership and ARCS Commercial Mortgage Co., L.P. relating to Brighton Crest Apartments (incorporated by reference to Exhibit 10FF filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

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

99C  Certification of Chief Executive Officer and Chief Financial Officer.


Exhibit 99 C


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Growth Plus, L.P. (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                     Name: Patrick J. Foye
                                     Date: March 31, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.