Form 10QSB
period 2003-03-31
DAVIDSON GROWTH PLUS LP
filed 2003-05-14
CIK 795757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-15675


                           DAVIDSON GROWTH PLUS, L.P.
             (Exact name of registrant as specified in its charter)



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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $  566
   Receivables and deposits                                                      97
   Restricted escrows                                                           106
   Other assets                                                                 770
   Investment properties:
       Land                                                  $ 4,650
       Buildings and related personal property                 22,042
                                                               26,692
       Less accumulated depreciation                          (14,052)       12,640
                                                                           $ 14,179
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 65
   Tenant security deposit liabilities                                           94
   Accrued property taxes                                                       148
   Other liabilities                                                            340
   Mortgage notes payable                                                    20,144

Partners' Deficit
   General partners                                          $ (1,016)
   Limited partners (28,371.75 units issued and
      outstanding)                                             (5,596)       (6,612)
                                                                           $ 14,179


            See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                 Three Months Ended
                                                                       March 31,
                                                                 2003           2002
Revenues:
   Rental income                                                $ 1,286        $ 1,390
   Other income                                                     130             99
      Total revenues                                              1,416          1,489

Expenses:
   Operating                                                        499            453
   General and administrative                                        61             81
   Depreciation                                                     263            254
   Interest                                                         377            379
   Property taxes                                                   148            138
   Loss on early extinguishment of debt                              --            397
      Total expenses                                              1,348          1,702

Income (loss) before minority interest in net loss
   of joint venture                                                  68           (213)
Minority interest in net loss of joint venture                       --             34

Net income (loss)                                                $ 68          $ (179)

Net income (loss) allocated to general partners (3%)              $ 2           $ (5)

Net income (loss) allocated to limited partners (97%)                66           (174)

                                                                 $ 68          $ (179)

Net income (loss) per limited partnership unit                  $ 2.33         $ (6.13)

            See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General      Limited
                                      Units      Partners     Partners       Total

Original capital contributions      28,371.75       $ 1        $28,376      $28,377

Partners' deficit at
   December 31, 2002                28,371.75     $(1,018)     $(5,662)     $(6,680)

Net income for the three months
   ended March 31, 2003                    --           2           66           68

Partners' deficit at
   March 31, 2003                   28,371.75     $(1,016)     $(5,596)     $(6,612)

            See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                    2003         2002
Cash flows from operating activities:
  Net income (loss)                                                 $ 68       $ (179)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                     263          254
     Amortization of discounts and loan costs                          12           16
     Loss on early extinguishment of debt                              --          397
     Minority interest in net loss of joint venture                    --          (34)
     Change in accounts:
      Receivables and deposits                                          5           81
      Other assets                                                     13          (75)
      Accounts payable                                                 14          (72)
      Tenant security deposit liabilities                               5           (2)
      Accrued property taxes                                         (128)        (131)
      Other liabilities                                               114          (27)
         Net cash provided by operating activities                    366          228

Cash flows from investing activities:
  Property improvements and replacements                             (127)        (153)
  Net withdrawals from restricted escrows                              96           85
         Net cash used in investing activities                        (31)         (68)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (128)         (66)
  Repayment of mortgage notes payable                                  --       (7,769)
  Proceeds from mortgage notes payable                                 --       14,273
  Loan costs paid                                                      --         (659)
  Prepayment penalty                                                   --         (293)
  Advances from affiliate                                             120          146
  Repayment of advances from affiliate                               (120)        (146)
         Net cash (used in) provided by financing activities         (128)       5,486

Net increase in cash and cash equivalents                             207        5,646
Cash and cash equivalents at beginning of period                      359          431
Cash and cash equivalents at end of period                         $ 566       $ 6,077

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 365        $ 310

            See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General
Partner"),   an  affiliate  of  Apartment   Investment  and  Management  Company
("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations for 2002 reflect the loss on early extinguishment of debt at Brighton Crest and The Village (see "Note C") in operations rather than as an extraordinary item.

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

During the three months ended March 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $78,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $43,000 and $49,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expense.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Partnership management fees were approximately $6,000 for both of the three month periods ended March 31, 2003 and 2002, which is included in general and administrative expenses. Unpaid subordinated Partnership management fees at March 31, 2003, are approximately $33,000.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $8,000 for loan costs related to the refinancing of The Village Apartments during the three months ended March 31, 2002. These costs were capitalized and are included in other assets on the consolidated balance sheet.

During the three months ended March 31, 2003, the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $120,000, which was repaid by the Partnership prior to March 31, 2003. During the three months ended March 31, 2002, the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $146,000, which was repaid by the Partnership prior to March 31, 2002. As of March 31, 2003 and 2002, there were no outstanding advances due to the Managing General Partner. Interest is charged at prime plus 1%. Interest expense on these advances were approximately $1,000 for both of the three month periods ended March 31, 2003 and 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $73,000 and $88,000, respectively.

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

Note D - Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority owner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority interest partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses. The Joint Venture had a net income of approximately $12,000 during the three months ended March 31, 2003. The Joint Venture incurred a net loss of approximately $224,000 during the three months ended March 31, 2002 due primarily to the loss on early extinguishment of debt related to the refinance of the property in January 2002 (see "Note C"). The minority partner's share of net losses for the three months ended March 31, 2002 was approximately $34,000 which brought the investment balance to zero. The minority partner's share of 2003 income was approximately $2,000. No income was allocated to the minority partner for the three months ended March 31, 2003 as it was offset against previously unallocated losses of the joint venture. The remaining unallocated losses at March 31, 2003 are approximately $118,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Brighton Crest Apartments                     90%        93%
         Marietta, Georgia
      The Fairway Apartments                        96%        97%
         Plano, Texas
      The Village Apartments                        96%        96%
         Brandon, Florida

The Managing General Partner attributes the decrease in occupancy at Brighton Crest Apartments to poor market conditions and increased layoffs in Marietta, Georgia.

Results of Operations

The Partnership realized net income of approximately $68,000 for the three months ended March 31, 2003 compared to a net loss of approximately $179,000 for the three months ended March 31, 2002. The increase in net income for the three months ended March 31, 2003 was due to decreases in total expenses and in losses allocated to the minority partner in 2002 partially offset by a decrease in total revenues.

The decrease in total expenses for the three months ended March 31, 2003 was primarily due to decreases in loss on early extinguishment of debt and general and administrative expenses partially offset by an increase in operating expenses. The loss on early extinguishment of debt during 2002 related to the mortgage refinancings at Brighton Crest and The Village Apartments in January 2002 as discussed in "Liquidity and Capital Resources".

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations for 2002 reflect the loss on early extinguishment of debt at Brighton Crest and The Village in operations rather than as an extraordinary item.

General and administrative expenses decreased for the three months ended March 31, 2003 primarily due to reduced costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expenses increased primarily due to increases in property and maintenance expenses. Property expenses increased primarily due to increased utility expenses at Brighton Crest and The Fairway Apartments. Maintenance expenses increased primarily due to a decrease in capitalization of certain direct and indirect project costs, primarily payroll related costs at The Fairway and The Village Apartments, and increased contract cleaning costs at Brighton Crest and The Fairway Apartments.

Total revenues decreased for the three months ended March 31, 2003 due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to decreases in occupancy and average rental rates at Brighton Crest and The Fairway Apartments and an increase in bad debt expense at all of the Partnership's properties. Other income increased primarily due to increases in late charges and utility reimbursements at all of the Partnership's properties and increased lease cancellation fees at The Fairway Apartments.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority owner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority interest partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses. The Joint Venture had a net income of approximately $12,000 during the three months ended March 31, 2003. The Joint Venture incurred a net loss of approximately $224,000 during the three months ended March 31, 2002 due primarily to the loss on early extinguishment of debt related to the refinance of the property in January 2002 (see "Note C"). The minority partner's share of net losses for the three months ended March 31, 2002 was approximately $34,000 which brought the investment balance to zero. The minority partner's share of 2003 income was approximately $2,000. No income was allocated to the minority partner for the three months ended March 31, 2003 as it was offset against previously unallocated losses of the joint venture. The remaining unallocated losses at March 31, 2003 are approximately $118,000.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $566,000 as compared to approximately $6,077,000 at March 31, 2002. Cash and cash equivalents increased approximately $207,000 since December 31, 2002 primarily due to approximately $366,000 of cash provided by operating activities which was partially offset by approximately $128,000 of cash used in financing activities and approximately $31,000 of cash used in investing activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and payments on advances from affiliates partially offset by advances from affiliates. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Brighton Crest Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $84,000 of capital improvements at Brighton Crest Apartments, consisting primarily of floor covering, appliance and roofing replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $10,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of cabinet replacements and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $33,000 of capital improvements at The Fairway Apartments, consisting primarily of floor covering replacements and plumbing upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $305,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, roofing and door replacements, exterior painting, signage, major landscaping and office and clubhouse upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $10,000 of capital improvements at The Village Apartments, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from Partnership reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $94,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and roofing replacements, exterior painting, and parking lot upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures for 2003 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,144,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

No cash distributions were made during the three months ended March 31, 2003 or 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates currently own 16,296.25 limited partnership units (the "Units") in the Partnership representing 57.44% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.44% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.