Form 10QSB
period 2003-06-30
DAVIDSON GROWTH PLUS LP
filed 2003-08-13
CIK 795757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003


Assets
   Cash and cash equivalents                                                 $  392
   Receivables and deposits                                                     210
   Restricted escrows                                                           134
   Other assets                                                                 849
   Investment properties:
       Land                                                  $ 4,650
       Buildings and related personal property                 22,171
                                                               26,821
       Less accumulated depreciation                          (14,320)       12,501
                                                                           $ 14,086
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 116
   Tenant security deposit liabilities                                           98
   Accrued property taxes                                                       297
   Other liabilities                                                            265
   Mortgage notes payable                                                    20,013

Partners' Deficit
   General partners                                          $ (1,018)
   Limited partners (28,371.75 units issued and
      outstanding)                                             (5,685)       (6,703)
                                                                           $ 14,086


            See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
                                        2003         2002          2003        2002

 Revenues:
   Rental income                      $ 1,227       $ 1,356      $ 2,513      $ 2,746
   Other income                           129           107          259          206
       Total revenues                   1,356         1,463        2,772        2,952

 Expenses:
   Operating                              501           479        1,000          931
   General and administrative              56            66          117          147
   Depreciation                           268           259          531          513
   Interest                               372           378          749          757
   Property taxes                         148           139          296          277
   Loss on early extinguishment
     of debt (Note C)                      --            --           --          398
       Total expenses                   1,345         1,321        2,693        3,023

 Operating income (loss)                   11           142           79          (71)
 Distributions to minority
   interest partner in excess
   of investment (Note D)                 (24)         (799)         (24)        (799)
 Minority interest in net
   (income) loss of joint venture
    (Note D)                               --            (8)          --           26

 Net (loss) income                     $ (13)       $ (665)        $ 55       $ (844)

 Net (loss) income allocated to
   general partners (3%)                $ --         $ (20)        $ 2         $ (25)
 Net (loss) income allocated to
   limited partners (97%)                 (13)         (645)          53         (819)

                                       $ (13)       $ (665)        $ 55       $ (844)
 Net (loss) income per limited
   partnership unit                   $ (0.46)      $(22.73)      $ 1.87      $(28.87)

 Distributions per limited
   partnership unit                    $ 2.68       $182.96       $ 2.68      $182.96

            See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General      Limited
                                      Units      Partners     Partners       Total

Original capital contributions      28,371.75       $ 1        $28,376      $28,377

Partners' deficit at
   December 31, 2002                28,371.75     $(1,018)     $(5,662)     $(6,680)

Distributions to partners                  --          (2)         (76)         (78)

Net income for the six months
   ended June 30, 2003                     --           2           53           55

Partners' deficit at
   June 30, 2003                    28,371.75     $(1,018)     $(5,685)     $(6,703)

            See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                     2003        2002
Cash flows from operating activities:
  Net income (loss)                                                 $ 55       $ (844)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                     531          513
     Distributions to minority interest partner in excess of
      investment                                                       24          799
     Amortization of discounts and loan costs                          23           23
     Loss on early extinguishment of debt                              --          398
     Minority interest in net loss of joint venture                    --          (26)
     Change in accounts:
      Receivables and deposits                                       (108)          97
      Other assets                                                    (87)         (34)
      Accounts payable                                                  7         (102)
      Tenant security deposit liabilities                               9            1
      Accrued property taxes                                           21            8
      Other liabilities                                                39          191
         Net cash provided by operating activities                    514        1,024

Cash flows from investing activities:
  Property improvements and replacements                             (198)        (227)
  Net withdrawals from restricted escrows                              68           50
         Net cash used in investing activities                       (130)        (177)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (259)        (188)
  Repayment of mortgage notes payable                                  --       (7,769)
  Proceeds from mortgage notes payable                                 --       14,273
  Loan costs refunded (paid)                                           10         (663)
  Prepayment penalty                                                   --         (293)
  Advances from affiliate                                             120          146
  Repayment of advances from affiliate                               (120)        (146)
  Distribution to partners                                            (78)      (5,352)
  Distributions to minority interest partner                          (24)        (799)
         Net cash used in financing activities                       (351)        (791)

Net increase in cash and cash equivalents                              33           56
Cash and cash equivalents at beginning of period                      359          431
Cash and cash equivalents at end of period                         $ 392        $ 487

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 727        $ 681
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable        $ 58        $ --

            See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General
Partner"),   an  affiliate  of  Apartment   Investment  and  Management  Company
("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

During the six months ended June 30, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $140,000 and $154,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $71,000 and $94,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expense.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Partnership management fees were approximately $13,000 and $21,000 for the six month periods ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses. Unpaid subordinated Partnership management fees at June 30, 2003, are approximately $41,000 and are included in other liabilities on the accompanying consolidated balance sheets.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $8,000 for loan costs related to the refinancing of The Village Apartments during the six months ended June 30, 2002. These costs were capitalized and are included in other assets on the consolidated balance sheet.

During the six months ended June 30, 2003, the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $120,000, which was repaid by the Partnership prior to June 30, 2003. During the six months ended June 30, 2002, the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $146,000, which was repaid by the Partnership prior to June 30, 2002. As of June 30, 2003 and 2002, there were no outstanding advances due to the Managing General Partner. Interest is charged at prime plus 1%. Interest expense on these advances was approximately $1,000 for both of the six month periods ended June 30, 2003 and 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $73,000 and $88,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the six months ended June 30, 2002. During the six months ended June 30, 2003, underwriting fees of approximately $10,000 were returned to the Partnership, which reduced the total capitalized loan costs on the accompanying balance sheet. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

Note D - Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority owner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority interest partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses. Distributions to the minority partners have reduced the investment balance to zero. The Joint Venture had net income of approximately $14,000 during the six months ended June 30, 2003. The Joint Venture incurred a net loss of approximately $149,000 during the six months ended June 30, 2002 due primarily to the loss on early extinguishment of debt related to the refinancing of the property in January 2002 (see "Note C"). The minority partner's share of net losses for the six months ended June 30, 2002 was approximately $26,000. The Partnership recognized 100% of the net income as of June 30, 2003 to offset previously unallocated losses. The remaining unallocated losses at June 30, 2003 are approximately $118,000. The Joint Venture distributed approximately $24,000 to the minority partner during the six months ended June 30, 2003.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Brighton Crest Apartments                     91%        93%
         Marietta, Georgia
      The Fairway Apartments                        92%        95%
         Plano, Texas
      The Village Apartments                        96%        96%
         Brandon, Florida

The Managing General Partner attributes the decrease in occupancy at The Fairway Apartments to a slow economy in the Plano, Texas area.

Results of Operations

The Partnership's net income for the six months ended June 30, 2003 was approximately $55,000 compared to a net loss of approximately $844,000 for the six months ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was approximately $13,000 as compared to a net loss of approximately $665,000 for the three months ended June 30, 2002. The increase in net income for the three and six months ended June 30, 2003 was primarily due to a decrease in distributions to the minority interest partner in excess of investment partially offset by a decrease in total revenues. The increase in net income for the six months ended June 30, 2003 was also due to a decrease in total expenses. Total expenses increased during the three months ended June 30, 2003.

Total revenues decreased for the three and six months ended June 30, 2003 due to a decrease in rental income partially offset by an increase in other income. Rental income decreased primarily due to decreases in occupancy and average rental rates at The Fairway and Brighton Crest Apartments and an increase in bad debt at all of the Partnership's properties. Other income increased for the three and six months ended June 30, 2003 primarily due to increased late charges at all of the Partnership's properties and lease cancellation fees at The Fairway Apartments.

Total expenses decreased for the six months ended June 30, 2003 due to decreases in loss on early extinguishment of debt and general and administrative expenses partially offset by increases in operating, depreciation and property tax expenses. Total expenses increased for the three months ended June 30, 2003 due to increases in operating, depreciation and property tax expenses partially offset by a decrease in general and administrative expenses. The loss on early extinguishment of debt during 2002 is related to the refinancings of the mortgages encumbering The Village and Brighton Crest Apartments in January 2002 as discussed in "Liquidity and Capital Resources".

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations for 2002 reflect the loss on early extinguishment of debt at The Village and Brighton Crest Apartments in operations rather than as an extraordinary item.

Operating expenses increased for the three and six months ended June 30, 2003 due to increases in advertising, property and maintenance expenses partially offset by a decrease in property management fees. Advertising expense increased primarily due to increases in leasing promotions at The Fairway and Brighton Crest Apartments and resident relations expenses primarily at Brighton Crest
Apartments. Property expenses increased primarily due to increases in utility expenses at The Fairway and Brighton Crest Apartments. Maintenance expenses increased primarily due to increases in contract services primarily at Brighton Crest Apartments. Property management fees decreased primarily due to decreases in rental revenues at all of the Partnership's properties. Depreciation expense increased due to property improvements and replacements at all of the Partnership's properties completed during the past twelve months that are now being depreciated. Property tax expense increased due to increases in the assessed values of The Fairway and Brighton Crest Apartments.

General and administrative expenses decreased for the three and six months ended June 30, 2003 primarily due to reduced costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority owner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority interest partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses. Distributions to the minority partners have reduced the investment balance to zero. The Joint Venture had net income of approximately $14,000 during the six months ended June 30, 2003. The Joint Venture incurred a net loss of approximately $149,000 during the six months ended June 30, 2002 due primarily to the loss on early extinguishment of debt related to the refinance of the property in January 2002 (see "Note C"). The minority partner's share of net losses for the six months ended June 30, 2002 was approximately $26,000. The Partnership recognized 100% of the net income as of June 30, 2003 to offset previously unallocated losses. The remaining unallocated losses at June 30, 2003 are approximately $118,000. The Joint Venture distributed approximately $24,000 to the minority partner during the six months ended June 30, 2003.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $392,000 as compared to approximately $487,000 at June 30, 2002. Cash and cash equivalents increased approximately $33,000 since December 31, 2002 primarily due to approximately $514,000 of cash provided by operating activities which was partially offset by approximately $351,000 of cash used in financing activities and approximately $130,000 of cash used in investing activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties, payments on advances from affiliates, distributions to partners, and distributions to minority interest partner partially offset by advances from affiliates and a refund of loan costs. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $146,000 of budgeted and non-budgeted capital improvements at Brighton Crest Apartments, consisting primarily of floor covering and appliance replacements, interior painting, fitness equipment upgrades, structural improvements and wall covering improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of cabinet replacements and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $77,000 of capital improvements at The Fairway Apartments, consisting primarily of floor covering replacements and plumbing and parking lot upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $10,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, roofing and door replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $33,000 of capital improvements at The Village Apartments, consisting primarily of floor covering replacements, major landscaping and structural improvements. These improvements were funded from replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $10,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and roofing replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the six months ended June 30, 2002. During the six months ended June 30, 2003, underwriting fees of approximately $10,000 were returned to the Partnership, which reduced the total capitalized loan costs on the accompanying balance sheet. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,013,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2003         Unit        June 30, 2002         Unit

Operations               $ 78            $ 2.68           $ 567           $ 19.38
Refinancing (1)            --                --           4,785            163.58
                         $ 78            $ 2.68           $5,352          $182.96

(1)   Distributions  from the  refinancing  of  Brighton  Crest and The  Village
      Apartments during 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates currently own 16,296.25 limited partnership units (the "Units") in the Partnership representing 57.44% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.44% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  3.1 Agreement of Limited Partnership is incorporated by reference to Exhibit A to the Prospectus of the
                        Registrant dated April 13, 1986 as filed with the Commission pursuant to Rule 424(b) under the Act.

                  3.2 Amendments to the Partnership Agreement dated August 20, 1986 and January 1, 1987 are incorporated by reference to Exhibit 3A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

                  4.1 Certificate of Limited Partnership dated May 20, 1986 is incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-11 dated June 23, 1986.

                  31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2003.

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Growth Plus, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of Davidson  Growth
                                    Plus GP Corporation, equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Growth Plus, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.