Form 10QSB
period 2003-09-30
DAVIDSON GROWTH PLUS LP
filed 2003-11-14
CIK 795757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $ 383
   Receivables and deposits                                                     182
   Restricted escrows                                                           142
   Other assets                                                                 864
   Investment properties:
       Land                                                  $ 4,650
       Buildings and related personal property                 22,250
                                                               26,900
       Less accumulated depreciation                          (14,582)       12,318
                                                                           $ 13,889
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 48
   Tenant security deposit liabilities                                          104
   Accrued property taxes                                                       430
   Other liabilities                                                            329
   Mortgage notes payable                                                    19,880

Partners' Deficit
   General partners                                          $ (1,024)
   Limited partners (28,371.75 units issued and
      outstanding)                                             (5,878)       (6,902)
                                                                           $ 13,889


            See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                             Three Months               Nine Months
                                         Ended September 30,       Ended September 30,
                                          2003         2002          2003        2002

Revenues:
  Rental income                         $ 1,210       $ 1,319      $ 3,723      $ 4,065
  Other income                              156           140          415          346
      Total revenues                      1,366         1,459        4,138        4,411

Expenses:
  Operating                                 540           519        1,540        1,450
  General and administrative                 54            63          171          210
  Depreciation                              262           253          793          766
  Interest                                  369           379        1,118        1,136
  Property taxes                            134           141          430          418
  Loss on early extinguishment
    of debt (Note C)                         --            --           --          398
      Total expenses                      1,359         1,355        4,052        4,378

Operating income                              7           104           86           33
Distributions to minority
  interest partner in excess
  of investment (Note D)                     (9)           (7)         (33)        (806)
Minority interest in net (income)
  loss of joint venture (Note D)             --            (2)          --           24
Net (loss) income                         $ (2)        $ 95          $ 53       $ (749)

Net income (loss) allocated to
  general partners (3%)                   $ --          $ 3          $ 2         $ (22)
Net (loss) income allocated to
  limited partners (97%)                     (2)           92           51         (727)

                                          $ (2)        $ 95          $ 53       $ (749)

Net (loss) income per limited
  partnership unit                       $ (.07)      $ 3.24        $ 1.80      $(25.62)

Distributions per limited
  partnership unit                       $ 6.73       $ 7.58        $ 9.41      $190.54

            See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units      Partners     Partners       Total

Original capital contributions      28,371.75       $ 1        $28,376      $28,377

Partners' deficit at
   December 31, 2002                28,371.75     $(1,018)     $(5,662)     $(6,680)

Distributions to partners                  --          (8)        (267)        (275)

Net income for the nine months
   ended September 30, 2003                --           2           51           53

Partners' deficit at
   September 30, 2003               28,371.75     $(1,024)     $(5,878)      $(6,902)


            See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2003         2002
Cash flows from operating activities:
  Net income (loss)                                                 $ 53       $ (749)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                     793          766
     Distributions to minority interest partner in excess of
      investment                                                       33          806
     Amortization of discounts and loan costs                          34           33
     Loss on early extinguishment of debt                              --          398
     Minority interest in net loss of joint venture                    --          (24)
     Change in accounts:
      Receivables and deposits                                        (80)          78
      Other assets                                                   (113)           7
      Accounts payable                                                 (3)         (97)
      Tenant security deposit liabilities                              15           (2)
      Accrued property taxes                                          154          150
      Other liabilities                                               103           50
         Net cash provided by operating activities                    989        1,416

Cash flows from investing activities:
  Property improvements and replacements                             (335)        (309)
  Net withdrawals from restricted escrows                              60           13
         Net cash used in investing activities                       (275)        (296)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (392)        (312)
  Repayment of mortgage notes payable                                  --       (7,769)
  Proceeds from mortgage notes payable                                 --       14,273
  Loan costs refunded (paid)                                           10         (663)
  Prepayment penalty                                                   --         (293)
  Advances from affiliate                                             120          146
  Repayment of advances from affiliate                               (120)        (146)
  Distributions to partners                                          (275)      (5,573)
  Distributions to minority interest partner                          (33)        (816)
         Net cash used in financing activities                       (690)      (1,153)

Net increase (decrease) in cash and cash equivalents                   24          (33)
Cash and cash equivalents at beginning of period                      359          431
Cash and cash equivalents at end of period                         $ 383        $ 398

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,087      $ 1,050

            See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's consolidated results of operations taken as a whole.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $206,000 and $229,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $106,000 and $135,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $6,000 for the nine months ended September 30, 2003 and 2002, respectively. The fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Partnership management fees were approximately $13,000 and $27,000 for the nine month periods ended September 30, 2003 and 2002, respectively, and are included in general and administrative expenses. During the nine months ended September 30, 2002, the Partnership paid subordinated management fees of approximately $31,000 from the distribution of proceeds from the refinancings of Brighton Crest and The Village Apartments. No such fees were paid during the nine months ended September 30, 2003. Unpaid subordinated Partnership management fees at September 30, 2003, are approximately $41,000 and are included in other liabilities on the accompanying consolidated balance sheet.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $8,000 for loan costs related to the refinancing of The Village Apartments during the nine months ended September 30, 2002. These costs were capitalized and are included in other assets on the accompanying consolidated balance sheet.

During the nine months ended September 30, 2003, the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $120,000, which was repaid by the Partnership prior to September 30, 2003. During the nine months ended September 30, 2002, the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $146,000, which was repaid by the Partnership prior to September 30, 2002. As of September 30, 2003, there were no outstanding advances due to the Managing General Partner. Interest is charged at prime plus 1%. Interest expense on these advances was approximately $1,000 for both of the nine month periods ended September 30, 2003 and 2002, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $73,000 and $88,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, underwriting fees of approximately $10,000 were returned to the Partnership, which reduced the total capitalized loan costs on the accompanying consolidated balance sheet. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

Note D - Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority owner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority interest partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had net income of approximately $19,000 during the nine months ended September 30, 2003. The Joint Venture incurred a net loss of approximately $138,000 during the nine months ended September 30, 2002 due primarily to the loss on early extinguishment of debt related to the refinancing of the property in January 2002 (see "Note C"). The minority partner's share of net losses for the nine months ended September 30, 2002 was approximately $24,000. The minority partner's share of net income for the nine months ended September 30, 2003 was approximately $3,000. However, the Partnership recognized 100% of the net income to offset previously unallocated distributions. The remaining unallocated losses and distributions at September 30, 2003 are approximately $833,000. The Joint Venture distributed approximately $33,000 and $816,000 to the minority partner during the nine months ended September 30, 2003 and 2002, respectively. Of these amounts, approximately $33,000 and $806,000 were in excess of the investment.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Brighton Crest Apartments                     91%        93%
         Marietta, Georgia
      The Fairway Apartments                        89%        94%
         Plano, Texas
      The Village Apartments                        96%        96%
         Brandon, Florida

The Managing General Partner attributes the decrease in occupancy at The Fairway Apartments to poor market conditions and increased layoffs in the Plano, Texas area.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2003 was approximately $53,000 compared to a net loss of approximately $749,000 for the nine months ended September 30, 2002. The Partnership's net loss for the three months ended September 30, 2003 was approximately $2,000 compared to net income of approximately $95,000 for the three months ended September 30, 2002. The decrease in net loss for the nine months ended September 30, 2003 was primarily due to decreases in distributions to the minority interest partner in excess of its investment and total expenses partially offset by decreases in total revenues and minority interest in net loss of the Joint Venture. The decrease in net income for the three months ended September 30, 2003 was due to a decrease in total revenues while total expenses, distributions to the minority interest partner in excess of its investment and minority interest in net income of the Joint Venture remained relatively constant for the comparable period.

Total revenues decreased for the three and nine months ended September 30, 2003 due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy and average rental rates and an increase in bad debt expense at The Fairway Apartments and Brighton Crest Apartments. Other income increased due to an increase in utility reimbursements and lease cancellation fees at The Fairway Apartments and Brighton Crest Apartments and an increase in late charges at Brighton Crest Apartments and The Village Apartments.

Total expenses decreased for the nine months ended September 30, 2003 due to decreases in loss on early extinguishment of debt, interest and general and administrative expenses partially offset by increases in operating, property tax and depreciation expenses. The loss on early extinguishment of debt during 2002 is related to the refinancings of the mortgages encumbering The Village Apartments and Brighton Crest Apartments in January 2002 as discussed in "Liquidity and Capital Resources".

Interest expense for the nine months ended September 30, 2003 decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties which has reduced the average outstanding balance over the past twelve months. General and administrative expenses decreased for the nine months ended September 30, 2003 primarily due to reduced costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expenses increased for the nine months ended September 30, 2003 due to an increase in advertising, property and maintenance expenses partially offset by a decrease in property management fees. Advertising expense increased due to an increase in leasing promotions at The Fairway Apartments and Brighton Crest Apartments. Property expense increased due to an increase in utility expenses at The Fairway Apartments and Brighton Crest Apartments. Maintenance expense increased due to an increase in contract cleaning services and supplies at Brighton Crest Apartments. Property management fees decreased due to a decrease in rental revenues at The Fairway Apartments and Brighton Crest Apartments. Property tax expense increased due to an increase in the assessed values of The Fairway and Brighton Crest Apartments. Depreciation expense increased due to property improvements and replacements at all of the Partnership's properties completed during the past twelve months that are now being depreciated.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority owner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority interest partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had net income of approximately $19,000 during the nine months ended September 30, 2003. The Joint Venture incurred a net loss of approximately $138,000 during the nine months ended September 30, 2002 due primarily to the loss on early extinguishment of debt related to the refinancing of the property in January 2002 (see "Note C"). The minority partner's share of net losses for the nine months ended September 30, 2002 was approximately $24,000. The minority partner's share of net income for the nine months ended September 30, 2003 was approximately $3,000. However, the Partnership recognized 100% of the net income as of September 30, 2003 to offset previously unallocated distributions. The remaining unallocated losses and distributions at September 30, 2003 are approximately $833,000. The Joint Venture distributed approximately $33,000 and $816,000 to the minority partner during the nine months ended September 30, 2003 and 2002, respectively. Of these amounts, approximately $33,000 and $806,000 were in excess of the investment.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $383,000 compared to approximately $398,000 at September 30, 2002. The increase in cash and cash equivalents for the nine months ended September 30, 2003 was approximately $24,000. The increase in cash and cash equivalents was due to approximately $989,000 of cash provided by operating activities which was partially offset by approximately $275,000 of cash used in investing activities and approximately $690,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties, payments on advances from affiliates, distributions to partners, and distributions to the minority interest partner partially offset by advances from affiliates and a refund of loan costs. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $194,000 of capital improvements at Brighton Crest Apartments, consisting primarily of roof replacement, floor covering and appliance replacements, fitness equipment upgrades, structural improvements and wall covering improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $8,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of cabinet replacements and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $96,000 of capital improvements at The Fairway Apartments, consisting primarily of structural improvements, roof replacement, floor covering replacements and plumbing upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $28,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, roofing and door replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $45,000 of capital improvements at The Village Apartments, consisting primarily of floor covering replacements, major landscaping and structural improvements. These improvements were funded from replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and roofing replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, underwriting fees of approximately $10,000 were returned to the Partnership, which reduced the total capitalized loan costs on the accompanying consolidated balance sheet. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership properties of approximately $19,880,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                    Nine Months Ended   Partnership   Nine Months Ended   Partnership
                   September 30, 2003      Unit      September 30, 2002      Unit

Operations                $ 275           $ 9.41            $ 788           $ 26.94
Refinancing (1)              --               --            4,785            163.60
                          $ 275           $ 9.41           $5,573           $190.54

(1)   Distributions  from the  refinancings  of  Brighton  Crest and The Village
      Apartments during 2002.

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

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 16,296.25 limited partnership units (the "Units") in the Partnership representing 57.44% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 6, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 12,075.50 Units for a purchase price of $100.71 per Unit. Such offer expires on December 9, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.44% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's consolidated results of operations taken as a whole.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                       PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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

                                    Date: November 13, 2003

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

Date:  November 13, 2003

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

Date:  November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.