Form 10KSB
period 2003-12-31
DAVIDSON GROWTH PLUS LP
filed 2004-03-29
CIK 795757

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

      (Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $5,372,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.



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

                                     PART I

Item 1.     Description of Business

Davidson Growth Plus, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in May 1986. The general partners of the Partnership were Davidson Diversified Properties, Inc., a Tennessee corporation ("DDPI") and James T. Gunn ("Individual General Partner") (collectively, the "General Partners").

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

The offering of the Partnership's limited partnership units ("Units") commenced on August 13, 1986, and terminated on March 30, 1988. The Partnership received gross proceeds from the offering of approximately $28,376,000 and net proceeds of approximately $25,254,000. Since its initial offering, the Partnership has not received nor are limited partners required to make additional capital contributions.

The Partnership's primary business is to operate and hold existing real estate properties for investment. All of the net proceeds of the offering were invested in four properties, of which three continue to be held by the Partnership. See "Item 2. Description of Properties" for a description of the Partnership's remaining properties.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provides property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                                  Date
Property                        Acquired          Type of Ownership           Use

Brighton Crest Apartments        Phase I    The Partnership holds an      Apartment
  Marietta, Georgia             09/25/87    82.5% interest in the joint   320 units
                                Phase II    venture which has fee
                                12/15/87    ownership subject to a first
                                            mortgage
The Fairway Apartments (1)      05/18/88    Fee ownership subject to a    Apartment
  Plano, Texas                              first mortgage                256 units
The Village Apartments          05/31/88    Fee ownership subject to a    Apartment
  Brandon, Florida                          first mortgage                112 units

(1) Property is held by a Limited Partnership in which the Partnership owns a 99% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                              Gross
                             Carrying   Accumulated                          Federal
Property                      Value    Depreciation     Rate     Method     Tax Basis
                                 (in thousands)                           (in thousands)

Brighton Crest Apartments    $14,230      $ 8,317     5-30 yrs    S/L        $ 8,304
The Fairway Apartments         7,525        3,556     5-30 yrs    S/L          4,935
The Village Apartments         5,221        2,974     5-30 yrs    S/L          3,268

                             $26,976      $14,847                            $16,507

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                         Principal                                          Principal
                        Balance At                                           Balance
                       December 31,    Interest     Period     Maturity      Due At
Property                   2003          Rate     Amortized      Date     Maturity (1)
                      (in thousands)                                     (in thousands)
Brighton Crest            $10,171       7.16%      20 years    02/01/22       $ --

The Fairway                 6,100       7.27%      20 years    01/01/21           --

The Village
                            3,474       7.22%      20 years    02/01/22           --


Total                     $19,745                                             $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

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

On January 14,  2002,  the  Partnership  refinanced  the  mortgages  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the year ended December 31, 2002. During the year ended December 31, 2003, underwriting fees of approximately $10,000 were returned to the Partnership, which reduced the total capitalized loan costs on the accompanying consolidated balance sheet. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 during the year ended December 31, 2002 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property:

                                    Average Annual              Average
                                     Rental Rates              Occupancy
                                      (per unit)
 Property                          2003         2002        2003        2002

 Brighton Crest Apartments        $8,627       $8,655        90%        92%
 The Fairway Apartments            8,196        8,603        86%        94%
 The Village Apartments            9,399        9,286        96%        96%

The Managing General Partner attributes the decrease in occupancy at The Fairway Apartments to more tenants purchasing houses due to lower mortgage interest rates and changing economic conditions in the Plano market area.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                             2003               2003
                                             Taxes             Rates
                                        (in thousands)

          Brighton Crest Apartments          $195              2.99%
          The Fairway Apartments              259              2.53%
          The Village Apartments              111              2.27%

Capital Improvements

Brighton Crest Apartments

During the year ended December 31, 2003, the Partnership completed approximately $230,000 of capital improvements at the property, consisting primarily of fitness equipment, roof replacement, structural improvements, and wall covering, floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $176,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the year ended December 31, 2003, the Partnership completed approximately $120,000 of capital improvements at the property, consisting primarily of floor covering, appliance, and plumbing fixture replacements, parking lot resurfacing and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $141,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the year ended December 31, 2003, the Partnership completed approximately $61,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements, structural improvements, major landscaping, air conditioning upgrades and water heater replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $62,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for 2004 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matters during the quarter ended December 31, 2003.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 28,371.75 Limited Partnership Units (the "Units") aggregating $28,376,000. As of December 31, 2003, there were 1,378 holders of record owning an aggregate of 28,371.75 Units. Affiliates of the Managing General Partner owned 16,514.50 Units or 58.21% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                       Year Ended       Per Limited      Year Ended        Per Limited
                      December 31,      Partnership     December 31,       Partnership
                          2003             Unit             2002              Unit

Operations                $ 275           $ 9.41            $ 788            $ 26.93
Refinancing (1)              --                --           4,785             163.61
                          $ 275           $ 9.41           $5,573            $190.54

(1) Distributions from the refinancing of Brighton Crest and The Village Apartments during 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties, Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 16,514.50 limited partnership units (the "Units") in the Partnership representing 58.21% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.21% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their units. In all cases, the Managing General Partner must consent to any transfer.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $77,000 and $655,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in net loss was due to decreases in distributions to the minority interest partner in excess of its investment and a decrease in total expenses partially offset by a decrease in total revenues.

Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to decreases in average rental rates and occupancy at Fairway and Brighton Crest Apartments and an increase in concessions at all of the Partnership's properties, partially offset by an increase in average rental rates at The Village Apartments. Other income increased due to increases in utility reimbursements at Fairway Apartments and Brighton Crest Apartments and lease cancellation fees at Fairway Apartments.

The decrease in total expenses is due to decreases in loss on early extinguishment of debt related to the mortgage refinances at Brighton Crest and The Village Apartments in 2002 (see "Liquidity and Capital Resources" for further discussion), and interest expense partially offset by increases in operating, general and administrative and depreciation expenses. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering Fairway and Brighton Crest Apartments which has reduced the average outstanding balance over the last twelve months. Operating expense increased due to increases in property and maintenance expenses partially offset by a decrease in management fees. Property expense increased due to an increase in utility expenses at Fairway and Brighton Crest Apartments. Maintenance expense increased due to an increase in contract labor at Brighton Crest and The Village Apartments. Management fees decreased due to a decrease in rental revenues at Fairway and Brighton Crest Apartments. Depreciation expense increased due to assets being placed into service during the past twelve months at all of the Partnership's investment properties.

General and administrative expense increased due to an increase in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement partially offset by a decrease in the Partnership management fee. Also included in general and administrative expenses at both December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $34,000 and $120,000 during the years ended December 31, 2003 and 2002, respectively. Losses allocated to the minority partner were approximately $21,000 for the year ended December 31, 2002. The minority partner's share of net losses for December 31, 2003 was approximately $6,000. However, the Partnership recognized 100% of the net loss due to the minority partner's investment balance being reduced to zero in 2002. The remaining unallocated losses and distributions at December 31, 2003 are approximately $842,000. The Joint Venture distributed approximately $33,000 and $816,000 to the minority partner during the twelve months ended December 31, 2003 and 2002, respectively. Of these amounts, approximately $33,000 and $803,000 were in excess of the investment.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $275,000 at December 31, 2003, compared to approximately $359,000 at December 31, 2002. For the year ended December 31, 2003, cash and cash equivalents decreased by approximately $84,000. The decrease in cash and cash equivalents is due to approximately $825,000 of cash used in financing activities and approximately $382,000 of cash used in investing activities, which was partially offset by approximately $1,123,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties, payments on advances from affiliates, and distributions to partners and the minority interest partner partially offset by advances received from affiliates and a refund of loan costs. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts. The Partnership invests its working capital reserves in interest bearing accounts.

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

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the year ended December 31, 2002. During the year ended December 31, 2003, underwriting fees of approximately $10,000 were returned to the Partnership, which reduced the total capitalized loan costs on the accompanying consolidated balance sheet. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 during the year ended December 31, 2002 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be approximately $379,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of the Partnership's investment properties of approximately $19,745,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                       Year Ended       Per Limited      Year Ended        Per Limited
                      December 31,      Partnership     December 31,       Partnership
                          2003             Unit             2002              Unit

Operations                $ 275           $ 9.41            $ 788            $ 26.93
Refinancing (1)              --                --           4,785             163.61
                          $ 275           $ 9.41           $5,573            $190.54

(1) Distributions from the refinancing of Brighton Crest and The Village Apartments during 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 16,514.50 limited partnership units (the "Units") in the Partnership representing 58.21% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.21% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

DAVIDSON GROWTH PLUS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended  December 31, 2003 and
       2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Growth Plus, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Growth Plus, L.P. as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                                 $ 275
   Receivables and deposits                                                     149
   Restricted escrows                                                           173
   Other assets                                                                 771
   Investment properties (Notes B and E):
       Land                                                  $ 4,650
       Buildings and related personal property                 22,326
                                                              26,976
       Less accumulated depreciation                          (14,847)       12,129
                                                                           $ 13,497
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 85
   Tenant security deposit liabilities                                           98
   Accrued property taxes                                                       259
   Other liabilities                                                            342
   Mortgage notes payable (Note B)                                           19,745

Partners' Deficit
   General partners                                          $ (1,028)
   Limited partners (28,371.75 units issued and
      outstanding)                                             (6,004)       (7,032)
                                                                           $ 13,497

        See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)

                                                          Years Ended
                                                         December 31,
                                                     2003            2002

 Revenues:
   Rental income                                    $ 4,804        $ 5,351
   Other income                                         568            472
       Total revenues                                 5,372          5,823

 Expenses:
   Operating                                          2,049          1,932
   General and administrative                           257            248
   Depreciation                                       1,058          1,024
   Interest                                           1,486          1,511
   Property taxes                                       566            583
   Loss on early extinguishment
     of debt (Note B)                                    --            398
       Total expenses                                 5,416          5,696

 Operating (loss) income                                (44)           127
 Distributions to minority
   interest partner in excess
   of investment (Note F)                               (33)          (803)
 Minority interest in net loss of
   joint venture (Note F)                                --             21

 Net loss (Note C)                                  $ (77)         $ (655)

 Net loss allocated to general partners (3%)         $ (2)          $ (20)

 Net loss allocated to limited partners (97%)           (75)          (635)

                                                    $ (77)         $ (655)

 Net loss per limited partnership unit             $ (2.64)       $ (22.38)

 Distributions per limited
   partnership unit                                 $ 9.41         $190.54

        See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions          28,371.75       $ 1       $28,376    $28,377

Partners' (deficiency) capital at
  December 31, 2001                     28,371.75      $ (831)     $ 379      $ (452)

Distributions to partners                     --         (167)     (5,406)    (5,573)

Net loss for the year ended
  December 31, 2002                           --          (20)       (635)      (655)

Partners' deficit at
  December 31, 2002                     28,371.75      (1,018)     (5,662)    (6,680)

Distributions to partners                     --           (8)       (267)      (275)

Net loss for the year ended
  December 31, 2003                           --           (2)        (75)       (77)

Partners' deficit at
  December 31, 2003                     28,371.75     $(1,028)    $(6,004)   $(7,032)


        See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                      Years Ended
                                                                      December 31,
                                                                      2003     2002
Cash flows from operating activities:
  Net loss                                                         $ (77)      $ (655)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                   1,058        1,024
     Distributions to minority interest partner in excess of
      investment                                                       33          803
     Amortization of discounts and loan costs                          45           42
     Loss on early extinguishment of debt                              --          398
     Minority interest in net income of joint venture                  --          (21)
     Change in accounts:
      Receivables and deposits                                        (47)         167
      Other assets                                                    (31)          47
      Accounts payable                                                 34          (94)
      Tenant security deposit liabilities                               9           (7)
      Accrued property taxes                                          (17)           7
      Other liabilities                                               116          (48)
         Net cash provided by operating activities                  1,123        1,663

Cash flows from investing activities:
  Property improvements and replacements                             (411)        (433)
  Net withdrawals from (deposits to) restricted escrows                29          (23)
         Net cash used in investing activities                       (382)        (456)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (527)        (438)
  Repayment of mortgage notes payable                                  --       (7,769)
  Proceeds from mortgage notes payable                                 --       14,273
  Loan costs refunded (paid)                                           10         (663)
  Prepayment penalty                                                   --         (293)
  Advances from affiliate                                             154          162
  Repayment of advances from affiliate                               (154)        (162)
  Distributions to partners                                          (275)      (5,573)
  Distributions to minority interest partner                          (33)        (816)
         Net cash used in financing activities                       (825)      (1,279)

Net decrease in cash and cash equivalents                             (84)         (72)
Cash and cash equivalents at beginning of year                        359          431
Cash and cash equivalents at end of year                           $ 275        $ 359
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,444      $ 1,417


        See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2003 and 2002, no adjustments for impairment of value were necessary.

Use of Estimates

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $239,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in cash and cash equivalents. Deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on rental payments.

Restricted Escrows

A general replacement reserve account was established in 2002 at Brighton Crest and The Village Apartments as a result of their refinancing. These funds were established to cover necessary repairs and replacements of existing improvements. The reserve account balance at December 31, 2003 is approximately $173,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $136,000 and $122,000 for the years ended December 31, 2003 and 2002, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate was approximately $21,377,000 at December 31, 2003.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, it is the Managing General Partner's policy to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Loan Costs

Loan costs of approximately $790,000, less accumulated amortization of approximately $93,000, are included in other assets and are being amortized using the straight-line method for Brighton Crest and The Village Apartments and the effective interest rate method for Fairway Apartments over the life of the loans. The related amortization expense of approximately $45,000 is included in interest expense. Amortization expense is expected to be approximately $43,000 for the years 2004 through 2006 and approximately $42,000 for the years 2007 and 2008.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its investments that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on its cash flow, the Partnership cannot make any definitive conclusion on the impact, if any, on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

Note B - Mortgage Notes Payable


                       Principal        Monthly                               Principal
                      Balance At        Payment        Stated                  Balance
                     December 31,      Including      Interest   Maturity      Due At
Property                 2003           Interest        Rate       Date       Maturity
                              (in thousands)                               (in thousands)
Brighton Crest
  Apartments   (1)      $10,171          $ 84           7.16%    02/01/22       $ --
The Fairway
  Apartments              6,100            52           7.27%    01/01/21           --
The Village
  Apartments   (1)        3,474            29           7.22%    02/01/22           --

Totals                  $19,745          $165                                   $ --

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

On January  14,  2002,  the  Partnership  refinanced  the  mortgage  encumbering
Brighton Crest Apartments. The refinancing replaced the first mortgage of approximately $5,743,000 and the second mortgage of approximately $199,000 with a new mortgage in the amount of $10,640,000. The new mortgage carries a stated interest rate of 7.16% as compared to the 7.83% interest rate on the old mortgages. Payments on the mortgage loan are due monthly until the loan matures on February 1, 2022, at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $435,000 during the year ended December 31, 2002. During the year ended December 31, 2003, underwriting fees of approximately $10,000 were returned to the Partnership, which reduced the total capitalized loan costs on the accompanying consolidated balance sheet. The Partnership recognized a loss on early extinguishment of debt of approximately $309,000 during the year ended December 31, 2002 due to the write-off of unamortized loan costs and debt discounts and prepayment penalties paid.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003, are as follows (in thousands):

                                2004                 $ 566
                                2005                    609
                                2006                    654
                                2007                    703
                                2008                    755
                             Thereafter              16,458
                                                    $19,745

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The  following  is a  reconciliation  of reported  net loss and Federal  taxable
(loss) income (dollar amounts in thousands, except per unit data):


                                                 2003        2002
       Net loss as reported                     $ (77)     $ (655)
       Add (deduct):
       Depreciation differences                    (9)         (21)
       Unearned income                             (5)         (26)
       Minority interest                           --          (34)
       Distribution                                --          816
       Other                                       38           37

       Federal taxable (loss) income            $ (53)      $ 117

       Federal taxable (loss) income per
         limited partnership unit              $(1.85)      $ 4.00

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net liabilities as reported                 $ (7,032)
Land and buildings                             5,651
Accumulated depreciation                         489
Syndication and distribution costs             3,766
Other                                            376
Net assets - Federal tax basis              $  3,250


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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $266,000 and $296,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $175,000 and $160,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $7,000 and $9,000 for the years ended December 31, 2003 and 2002, respectively. The fees are calculated based on a percentage of current year additions to investment properties. As of December 31, 2003, the Partnership owed an affiliate of the Managing General Partner approximately $44,000 of accrued accountable administrative expenses, which is included in other liabilities.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Partnership management fees were approximately $17,000 and $30,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. Subordinated Partnership management fees of approximately $31,000 were paid with the distribution of proceeds from the refinancing of Brighton Crest and The Village Apartments during the year ended December 31, 2002. No Partnership management fees were paid during 2003. Unpaid and accrued subordinated Partnership management fees at December 31, 2003 are approximately $44,000 and are included in other liabilities on the consolidated balance sheet.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $8,000 for loan costs related to the refinancing of The Village Apartments during the year ended December 31, 2002. These costs were capitalized and are included in other assets on the consolidated balance sheet.

During the years ended December 31, 2003 and 2002, the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $154,000 and $162,000 which were repaid by the Partnership prior to December 31, 2003 and 2002, respectively. As of December 31, 2003, there were no outstanding advances due to the Managing General Partner. Interest on advances is charged at prime plus 1%. Interest expense on these advances was approximately $1,000 for both the years ended December 31, 2003 and 2002, respectively. Subsequent to December 31, 2003, the Managing General Partner advanced approximately $169,000 to the Partnership to cover additional operating expenses.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $73,000 and $88,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 16,514.50 limited partnership units (the "Units") in the Partnership representing 58.21% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.21% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings            Costs
                                                     and Related   (Removed) Capitalized
                                                      Personal         Subsequent to
Description               Encumbrances      Land      Property          Acquisition
                         (in thousands)                               (in thousands)
Brighton Crest
  Apartments                $10,171       $ 2,619      $13,122            $(1,511)
The Fairway
  Apartments                  6,100         2,560        3,883              1,082
The Village
  Apartments                  3,474           615        3,799                807

        Totals              $19,745       $ 5,794      $20,804             $ 378


                              Gross Amount At Which
                                    Carried
                              At December 31, 2003
                                 (in thousands)

                       Buildings
                      And Related
                       Personal            Accumulated     Date of      Date   Depreciable
Description    Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                          (in thousands)
Brighton
  Crest      $ 1,911    $12,319   $14,230    $ 8,317         1987      09/87       5-30
The Fairway    2,213      5,312     7,525      3,556         1979      05/88       5-30
The Village      526      4,695     5,221      2,974         1986      05/88       5-30

   Totals    $ 4,650    $22,326   $26,976    $14,847

Reconciliation of "investment properties and accumulated depreciation":

                                              Years Ended December 31,
                                                 2003          2002
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $26,565       $26,132
  Property improvements                             411           433
Balance at end of year                          $26,976       $26,565

Accumulated Depreciation
Balance at beginning of year                    $13,789       $12,765
  Additions charged to expense                    1,058         1,024
Balance at end of year                          $14,847       $13,789

The aggregate cost of investment properties for Federal income tax purposes at December 31, 2003 and 2002, is approximately $29,435,000 and $29,065,000, respectively. Total accumulated depreciation for Federal income tax purposes at December 31, 2003 and 2002, is approximately $12,928,000 and $11,965,000, respectively.

Note F - Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $34,000 and $120,000 during the years ended December 31, 2003 and 2002, respectively. Losses allocated to the minority partner were approximately $21,000 for the year ended December 31, 2002. The minority partner's share of net losses for December 31, 2003 was approximately $6,000. However, the Partnership recognized 100% of the net loss due to the minority partner's investment balance being reduced to zero in 2002. The remaining unallocated losses and distributions at December 31, 2003 are approximately $842,000. The Joint Venture distributed approximately $33,000 and $816,000 to the minority partner during the years ended December 31, 2003 and 2002, respectively. Of these amounts, approximately $33,000 and $803,000, respectively, were in excess of the investment.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

The present directors and officers of the Managing General Partner are listed below.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                      Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since
October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor the officers received any remuneration from the Partnership for the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2003.

     Entity                            Number of Units      Percentage

     AIMCO IPLP, L.P.                      2,482.83            8.75%
       (an affiliate of AIMCO)
     Cooper River Properties, LLC          3,937.00           13.88%
       (an affiliate of AIMCO)
     AIMCO Properties, L.P.               10,094.67           35.58%
       (an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. (formerly known as Insignia, L.P.) are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2003, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Partnership's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $266,000 and $296,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $175,000 and $160,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $7,000 and $9,000 for the years ended December 31, 2003 and 2002, respectively. The fees are calculated based on a percentage of current year additions to investment properties. As of December 31, 2003, the Partnership owed an affiliate of the Managing General Partner approximately $44,000 of accrued accountable administrative expenses, which is included in other liabilities.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed, to the limited partners, adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Partnership management fees were approximately $17,000 and $30,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. Subordinated Partnership management fees of approximately $31,000 were paid with the distribution of proceeds from the refinancing of Brighton Crest and The Village Apartments during the year ended December 31, 2002. No Partnership management fees were paid during 2003. Unpaid and accrued subordinated Partnership management fees at December 31, 2003 are approximately $44,000 and are included in other liabilities on the consolidated balance sheet.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner approximately $8,000 for loan costs related to the refinancing of The Village Apartments during the year ended December 31, 2002. These costs were capitalized and are included in other assets on the consolidated balance sheet.

During the years ended December 31, 2003 and 2002, the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $154,000 and $162,000 which were repaid by the Partnership prior to December 31, 2003 and 2002, respectively. As of December 31, 2003, there were no outstanding advances due to the Managing General Partner. Interest on advances is charged at prime plus 1%. Interest expense on these advances was approximately $1,000 for both the years ended December 31, 2003 and 2002. Subsequent to December 31, 2003, the Managing General Partner advanced
approximately   $169,000  to  the  Partnership  to  cover  additional  operating expenses.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $73,000 and $88,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 16,514.50 limited partnership units (the "Units") in the Partnership representing 58.21% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.21% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits

            See Exhibit Index attached.

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees. The Partnership paid to Ernst & Young LLP audit fees of $43,000 and $42,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $19,000 and $20,000, respectively.

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


                                    DAVIDSON GROWTH PLUS, L.P.


                                    By:   Davidson Growth Plus G.P.
                                          Corporation
                                          Managing General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez

/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President

/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

  10EE Multifamily Note dated January 8, 2002, by and between AIMCO Village, L.P., a Delaware limited partnership and ARCS Commercial Mortgage Co., L.P. relating to The Village Apartments (incorporated by reference to Exhibit 10EE filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

  10FF Multifamily Note dated January 14, 2002, by and between Brighton Crest, L.P., a South Carolina limited partnership and ARCS Commercial Mortgage Co., L.P. relating to Brighton Crest Apartments (incorporated by reference to Exhibit 10FF filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

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

Exhibit 31.1
                                  CERTIFICATION

I, Martha L. Long, certify that:


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

Date:  March 29, 2004
                                        /s/Martha L. Long
                                        Martha L. Long
                                        Senior Vice President of Davidson
                                        Growth Plus GP Corporation,
                                        equivalent of the chief executive
                                        officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                  /s/Thomas M. Herzog
                                  Thomas M. Herzog
                                  Senior Vice President and Chief Accounting Officer of Davidson Growth Plus GP Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Growth Plus, L.P. (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.