Form 10QSB
period 2004-03-31
DAVIDSON GROWTH PLUS LP
filed 2004-05-13
CIK 795757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                 $ 157
   Receivables and deposits                                                     142
   Restricted escrows                                                           209
   Other assets                                                                 898
   Investment properties:
       Land                                                  $ 4,650
       Buildings and related personal property                 22,386
                                                              27,036
       Less accumulated depreciation                          (15,116)       11,920
                                                                           $ 13,326
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 127
   Tenant security deposit liabilities                                           94
   Accrued property taxes                                                       148
   Other liabilities                                                            293
   Mortgage notes payable                                                    19,607
   Due to affiliates                                                            221

Partners' Deficit
   General partners                                          $ (1,032)
   Limited partners (28,371.75 units issued and
      outstanding)                                             (6,132)       (7,164)
                                                                           $ 13,326

         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                 Three Months Ended
                                                                       March 31,
                                                                 2004           2003
Revenues:
   Rental income                                                $ 1,077        $ 1,286
   Other income                                                     133            130
      Total revenues                                              1,210          1,416

Expenses:
   Operating                                                        505            499
   General and administrative                                        53             61
   Depreciation                                                     269            263
   Interest                                                         367            377
   Property taxes                                                   148            148
      Total expenses                                              1,342          1,348

Net (loss) income                                               $ (132)         $ 68

Net (loss) income allocated to general partners (3%)             $ (4)           $ 2

Net (loss) income allocated to limited partners (97%)              (128)            66

                                                                $ (132)         $ 68

Net (loss) income per limited partnership unit                  $ (4.51)       $ 2.33


         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units      Partners     Partners       Total

Original capital contributions      28,371.75       $ 1        $28,376      $28,377

Partners' deficit at
   December 31, 2003                28,371.75     $(1,028)     $(6,004)     $(7,032)

Net loss for the three months
   ended March 31, 2004                    --          (4)        (128)        (132)

Partners' deficit at
   March 31, 2004                   28,371.75     $(1,032)     $(6,132)     $(7,164)


         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                   Three Months Ended
                                                                       March 31,
                                                                        2004    2003
Cash flows from operating activities:
  Net (loss) income                                                $ (132)      $ 68
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                     269          263
     Amortization of loan costs                                        11           12
     Change in accounts:
      Receivables and deposits                                          7            5
      Other assets                                                   (138)          13
      Accounts payable                                                 42           14
      Tenant security deposit liabilities                              (4)           5
      Accrued property taxes                                         (111)        (128)
      Other liabilities                                                (8)         114
      Due to affiliates                                                11           --
         Net cash (used in) provided by operating activities          (53)         366

Cash flows from investing activities:
  Property improvements and replacements                              (60)        (127)
  Net (deposits to) withdrawals from restricted escrows               (36)          96
         Net cash used in investing activities                        (96)         (31)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (138)        (128)
  Advances from affiliate                                             169          120
  Repayment of advances from affiliate                                 --         (120)
         Net cash provided by (used in) financing activities           31         (128)

Net (decrease) increase in cash and cash equivalents                 (118)         207
Cash and cash equivalents at beginning of period                      275          359
Cash and cash equivalents at end of period                         $ 157        $ 566

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 355        $ 365

         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $61,000 and $69,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $39,000 and $43,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 and $3,000 for the three months ended March 31, 2004 and 2003, respectively. The fees are calculated based on a percentage of additions to investment properties. At March 31, 2004, the Partnership owed an affiliate of the Managing General Partner approximately $50,000 of accrued accountable administrative expenses, which is included in Due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. Partnership management fees were approximately $6,000 for the three months ended March 31, 2003 and are included in general and administrative expenses. No such fees were accrued during the three months ended March 31, 2004. Unpaid subordinated Partnership management fees at March 31, 2004, are approximately $44,000, which are included in other liabilities.

During the three months ended March 31, 2004, the Managing General Partner advanced approximately $169,000 to the Partnership to cover operational expenses. During the three months ended March 31, 2003, the Managing General Partner advanced approximately $120,000 to the Partnership to cover operational expenses and these advances were repaid by the Partnership prior to March 31, 2003. At March 31, 2004, the amount of outstanding loans and interest was approximately $171,000 and is included in Due to affiliates on the accompanying consolidated balance sheet. Interest on the advances is charged at prime plus 1%. Interest expense on the advances was approximately $2,000 and $1,000 for the three months ended March 31, 2004 and 2003, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $48,000. The Partnership was charged approximately $73,000 for 2003.

Note C - Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $50,000 for the three months ended March 31, 2004 and net income of approximately $12,000 for the three months ended March 31, 2003. The minority partner's share of net losses for the three months ended March 31, 2004 was approximately $9,000. However, the Partnership recognized 100% of the net loss due to the minority partner's investment balance being reduced to zero in 2002. The minority partner's share of net income for the three months ended March 31, 2003 was approximately $2,000. No income was allocated to the minority partner for the three months ended March 31, 2003 as it was offset against previously unrecognized losses and distributions of the Joint Venture. There were no distributions from the Joint Venture to the minority partner during the three months ended March 31, 2004 and 2003, respectively. The remaining unallocated losses and distributions at March 31, 2004 are approximately $851,000.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Brighton Crest Apartments                     86%        90%
         Marietta, Georgia
      The Fairway Apartments                        73%        96%
         Plano, Texas
      The Village Apartments                        94%        96%
         Brandon, Florida

The Managing General Partner attributes the decrease in occupancy at Brighton Crest Apartments to poor market conditions and increased layoffs in Marietta, Georgia. The Managing General Partner attributes the decrease in occupancy at The Fairway Apartments to more tenants purchasing homes due to low mortgage rates and to the need for exterior improvements at the property.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership had a net loss of approximately $132,000 for the three months ended March 31, 2004 compared to net income of approximately $68,000 for the three months ended March 31, 2003. The decrease in net income for the three months ended March 31, 2004 was due to a decrease in total revenues. Total expenses remained relatively constant for both periods.

The decrease in total revenues was due to a decrease in rental income. Rental income decreased due to decreases in occupancy at all of the Partnership's investment properties and in average rental rates at The Fairway and Brighton Crest Apartments partially offset by an increase in average rental rates at The Village Apartments.

Included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $50,000 for the three months ended March 31, 2004 and net income of approximately $12,000 for the three months ended March 31, 2003. The minority partner's share of net losses for the three months ended March 31, 2004 was approximately $9,000. However, the Partnership recognized 100% of the net loss due to the minority partner's investment balance being reduced to zero in 2002. The minority partner's share of net income for the three months ended March 31, 2003 was approximately $2,000. No income was allocated to the minority partner for the three months ended March 31, 2003 as it was offset against previously unrecognized losses and distributions of the Joint Venture. There were no distributions from the Joint Venture to the minority partner during the three months ended March 31, 2004 and 2003, respectively. The remaining unallocated losses and distributions at March 31, 2004 are approximately $851,000.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $157,000 compared to approximately $566,000 at March 31, 2003.
Cash and cash equivalents decreased approximately $118,000 since December 31, 2003 due to approximately $53,000 of cash used in operating activities and approximately $96,000 of cash used in investing activities partially offset by approximately $31,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $24,000 of capital improvements at Brighton Crest Apartments, consisting primarily of water heater replacements, structural upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $152,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $27,000 of capital improvements at The Fairway Apartments, consisting primarily of parking area resurfacing, plumbing fixture replacements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $113,000 in capital improvements during the remainder of 2004.
Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $9,000 of capital improvements at The Village Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $53,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of the Partnership's investment properties of approximately $19,607,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

No distributions were made during the three months ended March 31, 2004 or 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 16,519.50 limited partnership units (the "Units") in the Partnership representing 58.23% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.23% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.