Form 10QSB
period 2004-06-30
DAVIDSON GROWTH PLUS LP
filed 2004-08-13
CIK 795757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004



Assets
   Cash and cash equivalents                                                 $ 193
   Receivables and deposits                                                     184
   Restricted escrows                                                           234
   Other assets                                                                 878
   Investment properties:
       Land                                                  $ 4,650
       Buildings and related personal property                 22,521
                                                               27,171
       Less accumulated depreciation                          (15,388)       11,783
                                                                           $ 13,272
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 122
   Tenant security deposit liabilities                                           95
   Accrued property taxes                                                       296
   Other liabilities                                                            307
   Due to affiliates                                                            265
   Mortgage notes payable                                                    19,467

Partners' Deficit
   General partners                                          $ (1,035)
   Limited partners (28,371.75 units issued and
      outstanding)                                             (6,245)       (7,280)
                                                                           $ 13,272

         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
                                        2004         2003          2004        2003

 Revenues:
   Rental income                      $ 1,135       $ 1,227      $ 2,212      $ 2,513
   Other income                           119           129          252          259
       Total revenues                   1,254         1,356        2,464        2,772

 Expenses:
   Operating                              527           501        1,032        1,000
   General and administrative              59            56          112          117
   Depreciation                           272           268          541          531
   Interest                               364           372          731          749
   Property taxes                         148           148          296          296
       Total expenses                   1,370         1,345        2,712        2,693

 Operating (loss) income                 (116)           11         (248)          79
 Distributions to minority
   interest partner in excess
   of investment (Note C)                  --           (24)          --          (24)
 Net (loss) income                     $ (116)       $ (13)       $ (248)      $ 55

 Net (loss) income allocated to
   general partners (3%)                $ (3)        $ --          $ (7)        $ 2
 Net (loss) income allocated to
   limited partners (97%)                (113)          (13)        (241)          53

                                       $ (116)       $ (13)       $ (248)      $ 55
 Net (loss) income per limited
   partnership unit                   $ (3.98)      $ (0.46)     $ (8.49)     $ 1.87

 Distributions per limited
   partnership unit                     $ --        $ 2.68         $ --       $ 2.68

         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units      Partners     Partners       Total

Original capital contributions      28,371.75       $ 1        $28,376      $28,377

Partners' deficit at
   December 31, 2003                28,371.75     $(1,028)     $(6,004)     $(7,032)

Net loss for the six months
   ended June 30, 2004                     --          (7)        (241)        (248)

Partners' deficit at
   June 30, 2004                    28,371.75     $(1,035)     $(6,245)     $(7,280)

         See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                      2004     2003
Cash flows from operating activities:
  Net (loss) income                                                $ (248)      $ 55
  Adjustments to reconcile net (loss) income to net cash
   Provided by operating activities:
     Depreciation                                                     541          531
     Distributions to minority interest partner in excess of
      investment                                                       --           24
     Amortization of loan costs                                        22           23
     Change in accounts:
      Receivables and deposits                                        (35)        (108)
      Other assets                                                   (129)         (87)
      Accounts payable                                                 37            7
      Tenant security deposit liabilities                              (3)           9
      Accrued property taxes                                           37           21
      Other liabilities                                                 6           39
      Due to affiliates                                                55           --
         Net cash provided by operating activities                    283          514

Cash flows from investing activities:
  Property improvements and replacements                             (195)        (198)
  Net (deposits to) withdrawals from restricted escrows               (61)          68
         Net cash used in investing activities                       (256)        (130)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (278)        (259)
  Loan costs refunded                                                  --           10
  Advances from affiliate                                             169          120
  Repayment of advances from affiliate                                 --         (120)
  Distribution to partners                                             --          (78)
  Distributions to minority interest partner                           --          (24)
         Net cash used in financing activities                       (109)        (351)

Net (decrease) increase in cash and cash equivalents                  (82)          33
Cash and cash equivalents at beginning of period                      275          359
Cash and cash equivalents at end of period                         $ 193        $ 392

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 707        $ 727
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable        $ --        $ 58

         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In January 2003 and revised December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $121,000 and $140,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $77,000 and $71,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 and $3,000 for the six months ended June 30, 2004 and 2003, respectively. The fees are calculated based on a percentage of additions to investment properties. At June 30, 2004, the Partnership owed an affiliate of the Managing General Partner approximately $92,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. Partnership management fees were approximately $13,000 for the six months ended June 30, 2003 and are included in general and administrative expenses. No such fees were accrued during the six months ended June 30, 2004. Unpaid subordinated Partnership management fees at June 30, 2004, are approximately $44,000, which are included in other liabilities.

During the six months ended June 30, 2004, the Managing General Partner advanced approximately $169,000 to the Partnership for real estate taxes owed by Fairway Apartments. During the six months ended June 30, 2003, the Managing General Partner advanced approximately $120,000 to the Partnership to cover operational expenses and these advances were repaid by the Partnership prior to June 30, 2003. At June 30, 2004, the amount of outstanding loans and interest was approximately $173,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances is charged at prime plus 1%, or 5% at June 30, 2004. Interest expense on the advances was approximately $4,000 and $1,000 for the six months ended June 30, 2004 and 2003, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $48,000 and $73,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $92,000 for the six months ended June 30, 2004 and net income of approximately $14,000 for the six months ended June 30, 2003. The minority partner's share of net losses for the six months ended June 30, 2004 was approximately $16,000. However, the Partnership recognized
100% of the net loss due to the minority partner's investment balance being reduced to zero in 2002. The minority partner's share of net income for the six months ended June 30, 2003 was approximately $3,000. No income was allocated to the minority partner for the six months ended June 30, 2003 as it was offset against previously unrecognized losses and distributions of the Joint Venture. The remaining unallocated losses and distributions at June 30, 2004 are approximately $858,000. During the six months ended June 30, 2003, the Joint Venture distributed approximately $24,000 to the minority partner. There were no distributions during the six months ended June 30, 2004.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Brighton Crest Apartments                     86%        91%
         Marietta, Georgia
      The Fairway Apartments                        79%        93%
         Plano, Texas
      The Village Apartments                        91%        96%
         Brandon, Florida

The Managing General Partner attributes the decrease in occupancy at Brighton Crest Apartments to poor market conditions and increased layoffs in Marietta, Georgia. The Managing General Partner attributes the decrease in occupancy at The Fairway Apartments to more tenants purchasing homes due to low mortgage rates and to the need for exterior improvements at the property. The Managing General Partner attributes the decrease in occupancy at The Village Apartments to military deployments and lost jobs.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $116,000 and $248,000, respectively, compared to net loss of approximately $13,000 for the three months ended June 30, 2003 and net income of approximately $55,000 for the six months ended June 30, 2003. The increase in net loss and the decrease in net income for the three and six months ended June 30, 2004 is attributable to a decrease in total revenues and an increase in total expenses partially offset by a decrease in distributions to the minority interest partner in excess of investment. Total revenues for both periods decreased due to decreases in rental and other income. Rental income decreased due to decreases in occupancy at all of the Partnership's investment properties and in the average rental rate at The Fairway and Brighton Crest Apartments partially offset by an increase in the average rental rate at the Village
Apartments and a decrease in bad debt expense at all of the investment properties. Other income decreased due to decreases in utility reimbursements, late charges and lease cancellation fees at The Fairway Apartments partially offset by an increase in lease cancellation fees at Brighton Crest Apartments.

The increase in total expenses for both periods is due to increases in operating and depreciation expense partially offset by a decrease in interest expense. The increase in operating expense is due to increases in property and maintenance expenses partially offset by a decrease in management fees. Property expense increased due to an increase in payroll and related benefits at all of the investment properties. Maintenance expense increased due to increased contract labor at Brighton Crest Apartments. Management fees decreased due to a decrease in rental income at all of the investment properties. Depreciation expense increased due to assets that were placed into service during the past 12 months. Interest expense decreased due to scheduled principal payments on the mortgages encumbering the investment properties.

Included in general and administrative expenses for the six months ended June 30, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $92,000 for the six months ended June 30, 2004 and net income of approximately $14,000 for the six months ended June 30, 2003. The minority partner's share of net losses for the six months ended June 30, 2004 was approximately $16,000. However, the Partnership recognized
100% of the net loss due to the minority partner's investment balance being reduced to zero in 2002. The minority partner's share of net income for the six months ended June 30, 2003 was approximately $3,000. No income was allocated to the minority partner for the six months ended June 30, 2003 as it was offset against previously unrecognized losses and distributions of the Joint Venture. The remaining unallocated losses and distributions at June 30, 2004 are approximately $858,000. During the six months ended June 30, 2003, the Joint Venture distributed approximately $24,000 to the minority partner. There were no distributions during the six months ended June 30, 2004.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $193,000 compared to approximately $392,000 at June 30, 2003. Cash and cash equivalents decreased approximately $82,000 since December 31, 2003 due to approximately $256,000 of cash used in investing activities and approximately $109,000 of cash used in financing activities partially offset by approximately $283,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Brighton Crest Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $56,000 of capital improvements at Brighton Crest Apartments, consisting primarily of water heater replacements, landscaping, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $120,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $105,000 of capital improvements at The Fairway Apartments, consisting primarily of structural improvements, plumbing fixture replacements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $36,000 in capital improvements during the remainder of 2004.
Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $34,000 of capital improvements at The Village Apartments, consisting primarily of fencing, floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $30,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $19,467,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2004         Unit        June 30, 2003         Unit

Operations               $ --             $ --             $ 78            $ 2.68

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

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 16,535.50 limited partnership units (the "Units") in the Partnership representing 58.28% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.28% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003 and revised December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index Attached.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    DAVIDSON GROWTH PLUS, L.P.


                                    By:   DAVIDSON GROWTH PLUS GP CORPORATION
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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

I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Growth Plus, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Davidson Growth
                                    Plus GP Corporation, equivalent of
                                    the chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.