Form 10QSB
period 2004-09-30
DAVIDSON GROWTH PLUS LP
filed 2004-11-15
CIK 795757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 212
   Receivables and deposits                                                     168
   Restricted escrows                                                           215
   Other assets                                                                 839
   Investment properties:
       Land                                                  $ 4,650
       Buildings and related personal property                 22,762
                                                               27,412
       Less accumulated depreciation                          (15,654)       11,758
                                                                           $ 13,192
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 136
   Tenant security deposit liabilities                                           92
   Accrued property taxes                                                       236
   Other liabilities                                                            317
   Due to affiliates (Note B)                                                   477
   Mortgage notes payable                                                    19,324

Partners' Deficit
   General partners                                          $ (1,039)
   Limited partners (28,371.75 units issued and
      outstanding)                                             (6,351)       (7,390)
                                                                           $ 13,192

         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                             Three Months               Nine Months
                                         Ended September 30,       Ended September 30,
                                          2004         2003          2004        2003

Revenues:
  Rental income                         $ 1,184       $ 1,210      $ 3,396      $ 3,723
  Other income                              132           156          384          415
      Total revenues                      1,316         1,366        3,780        4,138

Expenses:
  Operating                                 613           540        1,645        1,540
  General and administrative                 48            54          160          171
  Depreciation                              266           262          807          793
  Interest                                  363           369        1,094        1,118
  Property taxes                            136           134          432          430
      Total expenses                      1,426         1,359        4,138        4,052

Operating (loss) income                    (110)            7         (358)          86
Distributions to minority
  interest partner in excess
  of investment (Note C)                     --            (9)          --          (33)
Net (loss) income                        $ (110)       $ (2)        $ (358)      $ 53

Net (loss) income allocated to
  general partners (3%)                   $ (3)        $ --         $ (11)        $ 2
Net (loss) income allocated to
  limited partners (97%)                    (107)          (2)        (347)          51

                                         $ (110)       $ (2)        $ (358)      $ 53

Net (loss) income per limited
  partnership unit                      $ (3.77)      $ (0.07)     $(12.23)     $ 1.80

Distributions per limited
  partnership unit                        $ --        $ 6.73         $ --       $ 9.41


         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units      Partners     Partners       Total

Original capital contributions      28,371.75       $ 1        $28,376      $28,377

Partners' deficit at
   December 31, 2003                28,371.75     $(1,028)     $(6,004)     $(7,032)


Net loss for the nine months
   ended September 30, 2004                --         (11)        (347)        (358)

Partners' deficit at
   September 30, 2004               28,371.75     $(1,039)     $(6,351)      $(7,390)


         See Accompanying Notes to Consolidated Financial Statements


                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                       2004      2003
Cash flows from operating activities:
  Net (loss) income                                                $ (358)       $ 53
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                     807          793
     Distributions to minority interest partner in excess of
      investment                                                       --           33
     Amortization of loan costs                                        32           34
     Change in accounts:
      Receivables and deposits                                        (19)         (80)
      Other assets                                                   (100)        (113)
      Accounts payable                                                (33)          (3)
      Tenant security deposit liabilities                              (6)          15
      Accrued property taxes                                          (23)         154
      Other liabilities                                                19          103
      Due to affiliates                                                89           --
         Net cash provided by operating activities                    408          989

Cash flows from investing activities:
  Property improvements and replacements                             (352)        (335)
  Net (deposits to) withdrawals from restricted escrows               (42)          60
         Net cash used in investing activities                       (394)        (275)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (421)        (392)
  Loan costs refunded                                                  --           10
  Advances from affiliate                                             344          120
  Repayment of advances from affiliate                                 --         (120)
  Distributions to partners                                            --         (275)
  Distributions to minority interest partner                           --          (33)
         Net cash used in financing activities                        (77)        (690)

Net (decrease) increase in cash and cash equivalents                  (63)          24
Cash and cash equivalents at beginning of period                      275          359
Cash and cash equivalents at end of period                         $ 212        $ 383

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,057      $ 1,087

At September 30, 2004,  property  improvements and replacements of approximately
$84,000 were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $185,000 and $206,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged reimbursement of accountable administrative expenses amounting to approximately $114,000 and $106,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 and $4,000 for the nine months ended September 30, 2004 and 2003, respectively. The fees are calculated based on a percentage of additions to investment properties. At September 30, 2004, the Partnership owed an affiliate of the Managing General Partner approximately $127,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. Partnership management fees were approximately $13,000 for the nine months ended September 30, 2003 and are included in general and administrative expenses. No such fees were earned or accrued during the nine months ended September 30, 2004. Unpaid subordinated Partnership management fees at September 30, 2004, are approximately $44,000, which are included in other liabilities.

During the nine months ended September 30, 2004, the Managing General Partner advanced approximately $344,000 to the Partnership for real estate taxes owed by Fairway and Brighton Crest Apartments. During the nine months ended September 30, 2003, the Managing General Partner advanced approximately $120,000 to the Partnership to cover operational expenses and these advances were repaid by the Partnership during the nine months ended September 30, 2003. At September 30, 2004, the amount of outstanding loans and interest was approximately $350,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances is accrued at prime plus 1%, or 5.75% at September 30, 2004. Interest expense on the advances was approximately $6,000 and $1,000 for the nine months ended September 30, 2004 and 2003, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $76,000 and $73,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $160,000 for the nine months ended September 30, 2004 and net income of approximately $19,000 for the nine months ended September 30, 2003. The minority partner's share of net losses for the nine months ended September 30, 2004 was approximately $28,000. However, the Partnership recognized 100% of the net loss due to the minority partner's investment balance being reduced to zero in 2002. No income was allocated to the minority partner for the nine months ended September 30, 2003 as it was offset against previously unrecognized losses and distributions of the Joint Venture. The remaining unallocated losses and distributions at September 30, 2004 are approximately $871,000. During the nine months ended September 30, 2003, the Joint Venture distributed approximately $33,000 to the minority partner. There were no distributions during the nine months ended September 30, 2004.

Note D - Casualty

In August 2004, the Partnership's investment property located in Brandon, Florida, The Village Apartments, sustained damage from Hurricane Frances. At September 30, 2004, the damage is estimated to be approximately $121,000, which will be partially covered by insurance proceeds. The Partnership does not anticipate that it will recognize a loss related to this casualty because the net book value of the damaged assets is less than the expected insurance proceeds. In addition, Hurricane Ivan impacted Brigton Crest Apartments, located in Marietta, Georgia, although the property did not sustain any damage. During the nine months ended September 30, 2004, the Partnership accrued approximately $19,000 for clean up costs related to the storms at The Village and Brighton Crest Apartments.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Brighton Crest Apartments                     87%        91%
         Marietta, Georgia
      The Fairway Apartments                        83%        90%
         Plano, Texas
      The Village Apartments                        92%        96%
         Brandon, Florida

The Managing General Partner attributes the decrease in occupancy at Brighton Crest Apartments to poor market conditions and increased layoffs in Marietta, Georgia. The Managing General Partner attributes the decrease in occupancy at The Fairway Apartments to increased credit standards for residents and to the need for exterior improvements at the property. The Managing General Partner attributes the decrease in occupancy at The Village Apartments to military deployments and lost jobs in the local market area.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $110,000 and $358,000 compared to net loss of approximately $2,000 and net income of approximately $53,000 for the three and nine months ended September 30, 2003, respectively. The increase in net loss and the decrease in net income for the three and nine months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses partially offset by a decrease in distributions to the minority interest partner in excess of investment. Total revenues for both periods decreased due to decreases in rental and other income. Rental income decreased due to decreases in occupancy at all of the Partnership's investment properties and in the average rental rate at The Fairway and Brighton Crest Apartments partially offset by an increase in the average rental rate at The Village Apartments and a decrease in bad debt expense at all of the investment properties. Other income decreased due to decreases in utility reimbursements, late charges and lease cancellation fees at The Fairway Apartments partially offset by an increase in lease cancellation fees at Brighton Crest Apartments.

The increase in total expenses for both periods is due to an increase in operating expense partially offset by a decrease in interest expense. The increase in operating expense is due to increases in property and maintenance expenses partially offset by a decrease in management fees. Property expense increased due to an increase in payroll and related benefits at all of the investment properties. Maintenance expense increased due to increased contract labor at Brighton Crest Apartments and the accrual for estimated cleanup costs related to the hurricane damage at The Village and Brighton Crest Apartments. Management fees decreased due to a decrease in rental income at all of the investment properties. Interest expense decreased due to scheduled principal payments on the mortgages encumbering the investment properties.

Included in general and administrative expenses for the nine months ended September 30, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $160,000 for the nine months ended September 30, 2004 and net income of approximately $19,000 for the nine months ended September 30, 2003. The minority partner's share of net losses for the nine months ended September 30, 2004 was approximately $28,000. However, the Partnership recognized 100% of the net loss due to the minority partner's investment balance being reduced to zero in 2002. No income was allocated to the minority partner for the nine months ended September 30, 2003 as it was offset against previously unrecognized losses and distributions of the Joint Venture. The remaining unallocated losses and distributions at September 30, 2004 are approximately

$871,000. During the nine months ended September 30, 2003, the Joint Venture distributed approximately $33,000 to the minority partner. There were no distributions during the nine months ended September 30, 2004.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $212,000 compared to approximately $383,000 at September 30, 2003. Cash and cash equivalents decreased approximately $63,000 since December 31,
2003 due to approximately $394,000 of cash used in investing activities and approximately $77,000 of cash used in financing activities partially offset by approximately $408,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the
Partnership's investment properties partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Brighton Crest Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $156,000 of capital improvements at Brighton Crest Apartments, consisting primarily of exterior painting and siding upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $21,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $201,000 of capital improvements at The Fairway Apartments, consisting primarily of electrical upgrades, plumbing fixture replacements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $15,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $79,000 of capital improvements at The Village Apartments, consisting primarily of fencing, major landscaping and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $19,324,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                    Nine Months Ended   Per Limited   Nine Months Ended   Per Limited
                      September 30,     Partnership     September 30,     Partnership
                          2004             Unit              2003             Unit

Operations                $ --             $ --             $ 275            $ 9.41

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 16,545 limited partnership units (the "Units") in the Partnership representing 58.31% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.31% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS


            See Exhibit Index Attached.

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


                                    Date: November 15, 2004

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

Date:  November 15, 2004

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

Date:  November 15, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 15, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 15, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.