Form 10KSB
period 2004-12-31
DAVIDSON GROWTH PLUS LP
filed 2005-03-31
CIK 795757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB



[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $5,137,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 7" of this Form 10-KSB.

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

                              Gross
                             Carrying   Accumulated                          Federal
Property                      Value    Depreciation     Rate     Method     Tax Basis
                                 (in thousands)                           (in thousands)

Brighton Crest Apartments    $14,618      $ 8,881     5-30 yrs    S/L        $8,040
The Fairway Apartments         7,781        3,820     5-30 yrs    S/L         4,896
The Village Apartments         5,392        3,230     5-30 yrs    S/L         3,230

                             $27,791      $15,931                           $16,166

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                         Principal                                          Principal
                        Balance At                                           Balance
                       December 31,    Interest     Period     Maturity      Due At
Property                   2004        Rate (1)   Amortized      Date     Maturity (2)
                      (in thousands)                                     (in thousands)
Brighton Crest            $ 9,887       7.16%      20 years    02/01/22       $ --
The Fairway
                            5,913       7.27%      20 years    01/01/21           --
The Village
                            3,378       7.22%      20 years    02/01/22           --


Total                     $19,178                                             $ --

(1)   Fixed rate mortgages.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                    Average Annual              Average
                                     Rental Rates              Occupancy
                                      (per unit)
 Property                          2004         2003        2004        2003

 Brighton Crest Apartments        $7,695       $7,955        88%        90%
 The Fairway Apartments            7,474        8,066        85%        86%
 The Village Apartments            9,436        9,234        94%        96%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                             2004               2004
                                             Taxes             Rates
                                        (in thousands)

          Brighton Crest Apartments          $187              2.99%
          The Fairway Apartments              238              2.53%
          The Village Apartments              121              2.25%

Capital Improvements

Brighton Crest Apartments

During the year ended December 31, 2004, the Partnership completed approximately $388,000 of capital improvements at the property, consisting primarily of wood siding, plumbing fixture replacements, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fairway Apartments

During the year ended December 31, 2004, the Partnership completed approximately $256,000 of capital improvements at the property, consisting primarily of floor covering, appliance, and plumbing fixture replacements, and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the year ended December 31, 2004, the Partnership completed approximately $171,000 of capital improvements at the property, consisting primarily of roof replacement, floor covering and appliance replacements, structural improvements, and major landscaping. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matters during the quarter ended December 31, 2004.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 28,371.75 Limited Partnership Units (the "Units") aggregating $28,376,000. As of December 31, 2004, there were 1,353 holders of record owning an aggregate of 28,371.75 Units. Affiliates of the Managing General Partner owned 16,548 Units or 58.33% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                       Year Ended       Per Limited      Year Ended        Per Limited
                      December 31,      Partnership     December 31,       Partnership
                          2004             Unit             2003              Unit

Operations                $ --             $ --             $ 275            $ 9.41

Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties, Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 16,548 limited partnership units (the "Units") in the Partnership representing 58.33% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.33% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership realized a net loss of approximately $400,000 and $77,000 for the years ended December 31, 2004 and 2003, respectively. The increase in net loss was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased due to decreases in rental and other income. Rental income decreased due to decreases in occupancy at all of the Partnership's investment properties and decreases in the average rental rates at Brighton Crest and The Fairway Apartments, partially offset by an increase in the average rental rates at The Village Apartments and a decrease in bad debt expense at all of the investment properties. Other income decreased due to decreases in late fees at all of the Partnership's investment properties.

The increase in total expenses is due to increases in operating and depreciation expenses partially offset by decreases in general and administrative, interest and property tax expenses. The increase in operating expense is due to increases in property and maintenance expenses partially offset by a decrease in management fees. Property expense increased due to an increase in payroll and related benefits at all of the investment properties. Maintenance expense increased due to increased contract labor at Brighton Crest Apartments and an increase in costs related to the hurricane damage at The Village Apartments. Management fees decreased due to a decrease in rental income, primarily at Brighton Crest and The Fairway Apartments. Depreciation expense increased due to fixed assets being placed into service during the past year at all of the investment properties. Interest expense decreased due to scheduled principal payments on the mortgages encumbering the investment properties. Property tax expense decreased due to a reduction of the assessed value at The Fairway Apartments.

General and administrative expenses decreased due to decreases in the Partnership management fee, the cost of the annual audit and in management reimbursements to the Managing General Partner. Also included in general and administrative expenses for the years ended December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $160,000 and $34,000 during the years ended December 31, 2004 and 2003, respectively. The minority partner's share of net losses for the years ended December 31, 2004 and 2003 was approximately $28,000 and $6,000, respectively. However, the Partnership recognized 100% of the net loss due to the minority partner's investment balance being reduced to zero in 2002. The remaining unallocated losses and distributions at December 31, 2004 are approximately $870,000. The Joint Venture distributed approximately $33,000 to the minority partner during the year ended December 31, 2003 which was in excess of the investment. There were no distributions during the year ended December 31, 2004.

Liquidity and Capital Resources

The Partnership had cash and cash equivalents of approximately $203,000 at December 31, 2004, compared to approximately $275,000 at December 31, 2003. For the year ended December 31, 2004, cash and cash equivalents decreased by approximately $72,000. The decrease in cash and cash equivalents is due to approximately $816,000 of cash used in investing activities and approximately $77,000 of cash used in financing activities, partially offset by approximately $821,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties, partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of the Partnership's investment properties of approximately $19,178,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                       Year Ended       Per Limited      Year Ended        Per Limited
                      December 31,      Partnership     December 31,       Partnership
                          2004             Unit             2003              Unit

Operations                $ --             $ --             $ 275            $ 9.41

Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 16,548 limited partnership units (the "Units") in the Partnership representing 58.33% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.33% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

DAVIDSON GROWTH PLUS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Davidson Growth Plus, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Growth Plus, L.P. as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 21, 2005

                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                 $ 203
   Receivables and deposits                                                     106
   Restricted escrows                                                           227
   Other assets                                                                 785
   Investment properties (Notes B and E):
       Land                                                  $ 4,650
       Buildings and related personal property                 23,141
                                                               27,791
       Less accumulated depreciation                          (15,931)       11,860
                                                                           $ 13,181
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 117
   Tenant security deposit liabilities                                           88
   Accrued property taxes                                                       238
   Other liabilities                                                            352
   Due to affiliates (Note D)                                                   640
   Mortgage notes payable (Note B)                                           19,178

Partners' Deficit
   General partners                                          $ (1,040)
   Limited partners (28,371.75 units issued and
      outstanding)                                             (6,392)       (7,432)
                                                                           $ 13,181

         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                          Years Ended
                                                         December 31,
                                                     2004            2003

 Revenues:
   Rental income                                    $ 4,612        $ 4,804
   Other income                                         525            568
       Total revenues                                 5,137          5,372

 Expenses:
   Operating                                          2,268          2,049
   General and administrative                           201            257
   Depreciation                                       1,084          1,058
   Interest                                           1,458          1,486
   Property taxes                                       526            566
       Total expenses                                 5,537          5,416

 Loss from operations                                  (400)           (44)
 Distributions to minority
   interest partner in excess
   of investment (Note F)                                --            (33)
 Net loss (Note C)                                  $ (400)         $ (77)

 Net loss allocated to general partners (3%)         $ (12)          $ (2)

 Net loss allocated to limited partners (97%)          (388)           (75)

                                                    $ (400)         $ (77)

 Net loss per limited partnership unit              $(13.68)       $ (2.64)

 Distributions per limited
   partnership unit                                  $ --           $ 9.41

         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions          28,371.75       $ 1       $28,376    $28,377

Partners' deficit at
  December 31, 2002                     28,371.75     $(1,018)    $(5,662)   $(6,680)

Distributions to partners                      --          (8)       (267)      (275)

Net loss for the year ended
  December 31, 2003                            --          (2)        (75)       (77)

Partners' deficit at
  December 31, 2003                     28,371.75      (1,028)     (6,004)    (7,032)

Net loss for the year ended
  December 31, 2004                           --          (12)       (388)      (400)

Partners' deficit at
  December 31, 2004                     28,371.75     $(1,040)    $(6,392)   $(7,432)

         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Years Ended
                                                                       December 31,
                                                                      2004        2003
Cash flows from operating activities:
  Net loss                                                         $ (400)      $ (77)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                   1,084        1,058
     Distributions to minority interest partner in excess of
      investment                                                       --           33
     Amortization of loan costs                                        43           45
     Bad debt expense                                                 171          262
     Change in accounts:
      Receivables and deposits                                       (128)        (309)
      Other assets                                                    (57)         (31)
      Accounts payable                                                (21)          34
      Tenant security deposit liabilities                             (10)           9
      Accrued property taxes                                          (21)         (17)
      Other liabilities                                                54          116
      Due to affiliates                                               106           --
         Net cash provided by operating activities                    821        1,123

Cash flows from investing activities:
  Property improvements and replacements                             (762)        (411)
  Net (deposits to) withdrawals from restricted escrows               (54)          29
         Net cash used in investing activities                       (816)        (382)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (567)        (527)
  Loan costs refunded                                                  --           10
  Advances from affiliate                                             490          154
  Repayment of advances from affiliate                                 --         (154)
  Distributions to partners                                            --         (275)
  Distributions to minority interest partner                           --          (33)
         Net cash used in financing activities                        (77)        (825)

Net decrease in cash and cash equivalents                             (72)         (84)
Cash and cash equivalents at beginning of year                        275          359
Cash and cash equivalents at end of year                           $ 203        $ 275
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,404      $ 1,444

At December 31, 2004,  property  improvements  and replacements of approximately
$53,000 were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

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

Reclassification

Certain  2003  balances  have  been   reclassified  to  conform  with  the  2004
presentation.

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

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the rental properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 and 2003.

Use of Estimates

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $180,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in cash and cash equivalents and receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on rental payments.

Restricted Escrows

A general replacement reserve account was established in 2002 at Brighton Crest and The Village Apartments as a result of their refinancing. These funds were established to cover necessary repairs and replacements of existing improvements. The reserve account balance at December 31, 2004 is approximately $227,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $150,000 and $136,000 for the years ended December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt, at the Partnership's incremental borrowing rate, approximates its carrying balance.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Deferred Costs

Loan costs of approximately $790,000, less accumulated amortization of approximately $135,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $43,000 and $45,000 for the years ended December 31, 2004 and 2003, respectively, and is included in interest expense. Amortization expense is expected to be approximately $42,000 for the years 2005 through 2007 and approximately $41,000 for the years 2008 and 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

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

Note B - Mortgage Notes Payable


                     Principal         Monthly                              Principal
                     Balance At        Payment        Stated                 Balance
                    December 31,      Including      Interest  Maturity       Due At
Property                2004          Interest         Rate      Date        Maturity
                            (in thousands)                                (in thousands)
Brighton Crest
  Apartments   (1)    $ 9,887           $ 84          7.16%    02/01/22        $ --
The Fairway
  Apartments            5,913             52          7.27%    01/01/21           --
The Village
  Apartments   (1)      3,378             29          7.22%    02/01/22           --

Totals                $19,178           $165                                   $ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004, are as follows (in thousands):

                                2005                 $ 609
                                2006                    654
                                2007                    703
                                2008                    755
                                2009                    811
                             Thereafter              15,646
                                                    $19,178

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (dollar amounts in thousands, except per unit data):

                                                 2004        2003
       Net loss as reported                     $ (400)     $ (77)
       Add (deduct):
       Depreciation differences                    (91)        (9)
       Unearned income                               9         (5)
       Other                                        12         38

       Federal taxable loss                    $ (470)      $ (53)

       Federal taxable loss per
         limited partnership unit              $(16.08)    $(1.85)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net liabilities as reported                 $ (7,432)
Land and buildings                             2,359
Accumulated depreciation                       1,947
Syndication and distribution costs             3,766
Other                                          2,141
Net assets - Federal tax basis              $  2,781


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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $253,000 and $266,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $195,000 and $175,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $41,000 and $7,000, respectively. The fees are calculated based on a percentage of current year additions to investment properties. As of December 31, 2004, the Partnership owed an affiliate of the Managing General Partner approximately $140,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Partnership management fees earned were approximately $17,000 for the year ended December 31, 2003 which is included in general and administrative expenses. No Partnership management fees were paid during 2003. No such fees were earned or accrued during the year ended December 31, 2004. Unpaid subordinated Partnership management fees at December 31, 2004 are approximately $44,000 which is included in other liabilities.

During the year ended December 31, 2003 the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $154,000 which was repaid by the Partnership prior to December 31, 2003. During the year ended December 31, 2004 the Managing General Partner advanced the Partnership approximately $490,000 to pay operational expenses and real estate taxes for Fairway and Brighton Crest Apartments. Interest on advances is charged at prime plus 2%, or 7.25% at December 31, 2004. Interest expense on these advances was approximately $10,000 and $1,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, the amount of outstanding loans and interest was approximately $500,000 and is included in due to affiliates. Subsequent to December 31, 2004, the Managing General Partner advanced approximately $150,000 to the Partnership to pay property taxes at Fairway Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $74,000 and $73,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 16,548 limited partnership units (the "Units") in the Partnership representing 58.33% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.33% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings            Costs
                                                     and Related   (Removed) Capitalized
                                                      Personal         Subsequent to
Description               Encumbrances      Land      Property          Acquisition
                         (in thousands)                               (in thousands)
Brighton Crest
  Apartments                $ 9,887       $ 2,619      $13,122            $(1,123)
The Fairway
  Apartments                  5,913         2,560        3,883              1,338
The Village
  Apartments                  3,378           615        3,799                978

        Totals              $19,178       $ 5,794      $20,804            $ 1,193

                               Gross Amount At Which
                                     Carried
                              At December 31, 2004
                                 (in thousands)

                       Buildings
                      And Related
                       Personal            Accumulated     Date of      Date   Depreciable
Description    Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                          (in thousands)
Brighton
  Crest      $ 1,911    $12,707   $14,618    $ 8,881         1987      09/87       5-30
The Fairway    2,213      5,568     7,781      3,820         1979      05/88       5-30
The Village      526      4,866     5,392      3,230         1986      05/88       5-30

   Totals    $ 4,650    $23,141   $27,791    $15,931

Reconciliation of "investment properties and accumulated depreciation":

                                              Years Ended December 31,
                                                 2004          2003
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $26,976       $26,565
  Property improvements                             815           411
Balance at end of year                          $27,791       $26,976

Accumulated Depreciation
Balance at beginning of year                    $14,847       $13,789
  Additions charged to expense                    1,084         1,058
Balance at end of year                          $15,931       $14,847

The aggregate cost of investment properties for Federal income tax purposes at December 31, 2004 and 2003, is approximately $30,150,000 and $29,435,000, respectively. Total accumulated depreciation for Federal income tax purposes at December 31, 2004 and 2003, is approximately $13,984,000 and $12,928,000, respectively.

Note F - Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $160,000 and $34,000 during the years ended December 31, 2004 and 2003, respectively. The minority partner's share of net losses for the years ended December 31, 2004 and 2003 was approximately $28,000 and $6,000, respectively. However, the Partnership recognized 100% of the net loss due to the minority partner's investment balance being reduced to zero in 2002. The remaining unallocated losses and distributions at December 31, 2004 are approximately $870,000. The Joint Venture distributed approximately $33,000 to the minority partner during the year ended December 31, 2003 which was in excess of the investment. There were no distributions during the year ended December 31, 2004.

Note G - Casualty

In August 2004, the Partnership's investment property located in Brandon, Florida, The Village Apartments, sustained damage from Hurricane Frances. At December 31, 2004, the damage is estimated to be approximately $121,000, which will be partially covered by insurance proceeds. The Partnership does not anticipate that it will recognize a loss related to this casualty because the net book value of the damaged assets is less than the expected insurance proceeds. In addition, during the year ended December 31, 2004, the Partnership accrued approximately $24,000 for clean up costs at The Village Apartments related to Hurricanes Frances and Jeanne.

Note H - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily property asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

The present directors and officers of the Managing General Partner are listed below.

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

Neither the directors nor the officers received any remuneration from the Partnership for the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2004.

     Entity                            Number of Units      Percentage

     AIMCO IPLP, L.P.                      2,482.83            8.75%
       (an affiliate of AIMCO)
     Cooper River Properties, LLC          3,937.00           13.88%
       (an affiliate of AIMCO)
     AIMCO Properties, L.P.               10,128.17           35.70%
       (an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2004, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Partnership's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $253,000 and $266,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $195,000 and $175,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $41,000 and $7,000, respectively. The fees are calculated based on a percentage of current year additions to investment properties. As of December 31, 2004, the Partnership owed an affiliate of the Managing General Partner approximately $140,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. Partnership management fees earned were approximately $17,000 for the year ended December 31, 2003 which is included in general and administrative expenses. No Partnership management fees were paid during 2003. No such fees were earned or accrued during the year ended December 31, 2004. Unpaid subordinated Partnership management fees at December 31, 2004 are approximately $44,000 which is included in other liabilities.

During the year ended December 31, 2003 the Managing General Partner advanced the Partnership funds to cover operational expenses totaling approximately $154,000 which was repaid by the Partnership prior to December 31, 2003. During the year ended December 31, 2004 the Managing General Partner advanced the Partnership approximately $490,000 to pay operational expenses and real estate taxes for Fairway and Brighton Crest Apartments. Interest on advances is charged at prime plus 2%, or 7.25% at December 31, 2004. Interest expense on these advances was approximately $10,000 and $1,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, the amount of outstanding loans and interest was approximately $500,000 and is included in due to affiliates. Subsequent to December 31, 2004, the Managing General Partner advanced approximately $150,000 to the Partnership to pay property taxes at Fairway Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $74,000 and $73,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 16,548 limited partnership units (the "Units") in the Partnership representing 58.33% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.33% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $42,000 and $43,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $16,000 and $19,000 for 2004 and 2003, respectively.

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


                                    DAVIDSON GROWTH PLUS, L.P.


                                    By:   Davidson Growth Plus G.P.
                                           Corporation
                                          Managing General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 31, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock            Director and Executive        Date: March 31, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and Senior Vice      Date: March 31, 2005
Martha L. Long                President

/s/Stephen B. Waters          Vice President                Date: March 31, 2005
Stephen B. Waters

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

Date:  March 31, 2005
                                        /s/Martha L. Long
                                        Martha L. Long
                                        Senior Vice President of Davidson
                                        Growth Plus GP Corporation,
                                        equivalent of the chief executive
                                        officer of the Partnership

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

Date:  March 31, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Growth Plus, L.P. (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 31, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 31, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.