Form 10QSB
period 2005-09-30
DAVIDSON GROWTH PLUS LP
filed 2005-11-14
CIK 795757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           DAVIDSON GROWTH PLUS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $   73
   Receivables and deposits                                                     109
   Restricted escrows                                                           300
   Other assets                                                                 846
   Investment properties:
       Land                                                  $ 4,650
       Buildings and related personal property                 24,658
                                                               29,308
       Less accumulated depreciation                          (16,748)       12,560
                                                                           $ 13,888
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 599
   Tenant security deposit liabilities                                           94
   Accrued property taxes                                                       396
   Other liabilities                                                            275
   Due to affiliates (Note B)                                                 1,734
   Mortgage notes payable                                                    18,717

Partners' Deficit
   General partners                                          $ (1,055)
   Limited partners (28,371.75 units issued and
      outstanding)                                             (6,872)       (7,927)
                                                                           $ 13,888

         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                             Three Months               Nine Months
                                         Ended September 30,       Ended September 30,
                                          2005         2004          2005        2004

Revenues:
  Rental income                         $ 1,258       $ 1,184      $ 3,620      $ 3,396
  Other income                              127           132          348          384
      Total revenues                      1,385         1,316        3,968        3,780

Expenses:
  Operating                                 787           613        1,952        1,645
  General and administrative                 57            48          159          160
  Depreciation                              292           266          850          807
  Interest                                  372           363        1,106        1,094
  Property taxes                            125           136          396          432
      Total expenses                      1,633         1,426        4,463        4,138

Net loss                                 $ (248)      $ (110)       $ (495)     $ (358)
Net loss allocated to general
  partners (3%)                           $ (8)        $ (3)        $ (15)       $ (11)
Net loss allocated to limited
  partners (97%)                           (240)         (107)        (480)        (347)

                                         $ (248)      $ (110)       $ (495)     $ (358)

Net loss per limited partnership
  unit                                  $ (8.46)      $ (3.77)     $(16.92)     $(12.23)

         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units      Partners     Partners       Total

Original capital contributions      28,371.75       $ 1        $28,376      $28,377

Partners' deficit at
   December 31, 2004                28,371.75     $(1,040)     $(6,392)     $(7,432)


Net loss for the nine months
   ended September 30, 2005                --         (15)        (480)        (495)

Partners' deficit at
   September 30, 2005               28,371.75     $(1,055)     $(6,872)      $(7,927)


         See Accompanying Notes to Consolidated Financial Statements

                           DAVIDSON GROWTH PLUS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                      2005       2004
Cash flows from operating activities:
  Net loss                                                         $ (495)      $ (358)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                     850          807
     Casualty loss                                                     12           --
     Amortization of loan costs                                        35           32
     Change in accounts:
      Receivables and deposits                                         (3)         (19)
      Other assets                                                    (96)        (100)
      Accounts payable                                                (12)         (33)
      Tenant security deposit liabilities                               6           (6)
      Accrued property taxes                                          158          (23)
      Other liabilities                                               (77)          19
      Due to affiliates                                               113           89
         Net cash provided by operating activities                    491          408

Cash flows from investing activities:
  Property improvements and replacements                           (1,068)        (352)
  Net deposits to restricted escrows                                  (73)         (42)
         Net cash used in investing activities                     (1,141)        (394)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (461)        (421)
  Advances from affiliate                                             981          344
         Net cash provided by (used in) financing activities          520          (77)

Net decrease in cash and cash equivalents                            (130)         (63)
Cash and cash equivalents at beginning of period                      203          275
Cash and cash equivalents at end of period                          $ 73        $ 212

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,088      $ 1,057

Supplemental disclosure of non-cash flow activity:
  Property improvements and replacements in accounts
    payable                                                        $ 547        $ --

At December 31, 2004, approximately $53,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                          DAVIDSON GROWTH PLUS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $194,000 and $185,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $159,000 and $114,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expense and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $56,000 and $2,000, respectively. The fees are calculated based on a percentage of current year additions to investment properties. As of September 30, 2005, the Partnership owed an affiliate of the Managing General Partner approximately $256,000 of accrued accountable administrative expenses and related interest, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. No Partnership management fees were accrued or paid during the nine months ended September 30, 2005 and 2004. Unpaid subordinated Partnership management fees at September 30, 2005, are approximately $44,000, which is included in other liabilities.

During the nine months ended September 30, 2005 and 2004, the Managing General Partner advanced approximately $981,000 and $344,000, respectively, to the Partnership to pay real estate taxes, accounts payable and the mortgage debt obligation for certain of the investment properties. At September 30, 2005, the amount of outstanding loans and interest was approximately $1,478,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances is charged at prime plus 2%, or 8.75% at September 30, 2005. Interest expense on the advances was approximately $40,000 and $6,000 for the nine months ended September 30, 2005 and 2004, respectively. Subsequent to September 30, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $640,000 for capital improvements at Fairway Apartments and real estate taxes and accounts payable at Brighton Crest Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $76,000 and $74,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $291,000 and $160,000 for the nine months ended September 30, 2005 and 2004, respectively. The minority partner's share of net losses for the nine months ended September 30, 2005 and 2004 was approximately $51,000 and $28,000, respectively. However, the Partnership recognized 100% of the net loss for both periods due to the minority partner's investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the nine months ended September 30, 2005 and 2004. The remaining unallocated losses and distributions at September 30, 2005 are approximately $921,000.

Note D - Casualty

In August 2004, the Partnership's investment property located in Brandon, Florida, The Village Apartments, sustained damage from Hurricane Frances. The damage was estimated to be approximately $64,000 and the Partnership does not expect to receive any insurance proceeds. During the nine months ended September 30, 2005, the Partnership wrote off the net book value of the damaged assets of approximately $12,000, which resulted in a casualty loss. The casualty loss is included in operating expense on the accompanying consolidated statement of operations.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Brighton Crest Apartments                     90%        87%
         Marietta, Georgia
      The Fairway Apartments                        87%        82%
         Plano, Texas
      The Village Apartments                        94%        92%
         Brandon, Florida

The Managing General Partner attributes the increase in occupancy at The Fairway Apartments to a more competitive pricing structure. The Managing General Partner attributes the increase in occupancy at Brighton Crest Apartments to rental concessions and increased marketing efforts.

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $248,000 and $495,000, respectively, compared to net loss of approximately $110,000 and $358,000 for the three and nine months ended September 30, 2004, respectively. The increase in net loss for the three and nine months ended September 30, 2005 is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues for both periods increased due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to increases in occupancy at all of the Partnership's investment properties and in the average rental rate at The Village Apartments and The Fairway Apartments and a decrease in bad debt expense at all of the investment properties partially offset by a decrease in the average rental rate at Brighton Crest Apartments. Other income decreased due to decreases in late charges at The Fairways and Brighton Crest Apartments and a decrease in lease cancellation fees at The Fairways.

The increase in total expenses for the three month period ended September 30, 2005 is due to an increase in operating, general and administrative, interest and depreciation expense partially offset by a decrease in property tax expense. The increase in total expenses for the nine month period ended September 30, 2005 is due to an increase in operating, depreciation, and interest expense partially offset by a decrease in property tax expense. Operating expense increased for both periods due to increases in advertising, property, administrative, and maintenance expense. Advertising expense increased due to an increase in referral fees at Brighton Crest Apartments, and an increase in periodical costs at The Fairways and Brighton Crest Apartments. Property expense increased due to an increase in payroll and related benefits at all the investment properties. Administrative expense increased due to an increase in temporary labor costs at Brighton Crest Apartments. Maintenance expense increased due to an increase in contract labor at The Fairways and Brighton Crest Apartments. Depreciation expense increased for the three and nine months due to assets being placed into service, primarily at Brighton Crest Apartments. Property tax expense decreased due to a decrease in the assessed value for Brighton Crest Apartments. Interest expense increased for both the three and nine months ended September 30, 2005 due to an increase in interest expense on advances from an affiliate of the Managing General Partner partially offset by a decrease in interest expense on the mortgages encumbering the investment properties as a result of payment of regularly scheduled principal payments.

General and administrative expense for the three month period September 30, 2005 increased due to an increase in audit related costs. Included in general and administrative expenses for the nine months ended September 30, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $291,000 and $160,000 for the nine months ended September 30, 2005 and 2004, respectively. The minority partner's share of net losses for the nine months ended September 30, 2005 and 2004 was approximately $51,000 and $28,000, respectively. However, the Partnership recognized 100% of the net loss for both periods due to the minority partner's investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the nine months ended September 30, 2005 and 2004. The remaining unallocated losses and distributions at September 30, 2005 are approximately $921,000.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $73,000 compared to approximately $212,000 at September 30, 2004. Cash and cash equivalents decreased approximately $130,000 since December 31, 2004 due to approximately $1,141,000 of cash used in investing activities partially offset by approximately $491,000 of cash provided by operating activities and approximately $520,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $540,000 of capital improvements at Brighton Crest Apartments, consisting primarily of structural improvement, furniture and fixtures, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $701,000 of capital improvements at The Fairways Apartments arising from the redevelopment of the property which includes capitalization of construction period interest of approximately $3,000, real estate taxes of approximately $1,000 and other construction period costs of approximately $1,000. Additional capital improvements of approximately $190,000 during the nine months ended September 30, 2005 consisted primarily of interior building improvements, structural upgrades, and floor covering and appliance replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. In August 2005, the Partnership began a major redevelopment project in order for the property to become more competitive with other properties in the Dallas area. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in the first quarter of 2006 at a total cost of approximately $2,152,000. The project is expected to consist of structural upgrades, interior and exterior building improvements, balcony and deck upgrades, partial roof replacement, major landscaping, and parking area upgrades. In August 2005, the Partnership entered into a construction contract for approximately $1,892,000 related to this project. At September 30, 2005 there were 8 units down as a result of the redevelopment project. The
Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. In addition, certain routine capital expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $131,000 of capital improvements at The Village Apartments, consisting primarily of roof replacement, major landscaping and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves, and advances from affiliates of the Managing General Partner. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of the Partnership's investment properties of approximately $18,717,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

There were no distributions during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners during the remainder of 2005 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,664 limited partnership units (the "Units") in the Partnership representing 62.19% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.19% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

                                    DAVIDSON GROWTH PLUS, L.P.


                                    By:   DAVIDSON GROWTH PLUS GP CORPORATION
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: November 14, 2005

                           DAVIDSON GROWTH PLUS, L.P.

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

  10Q Warranty Deed dated September 30, 1987 between Sterling Crest Development Partners, Ltd., and Sterling Crest Joint Venture is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated September 25, 1987.

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.