Form 10KSB
period 2005-12-31
DAVIDSON GROWTH PLUS LP
filed 2006-03-31
CIK 795757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-15675

DAVIDSON GROWTH PLUS, L.P.
(Name of small business issuer in its charter)

Delaware	52-1462866
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, P.O. Box 1089
Greenville, South Carolina 29602
(Address of principal executive offices)

(864) 239-1000
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $5,371,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties:

Date
Property	Acquired	Type of Ownership	Use

Brighton Crest Apartments	Phase I	The Partnership holds an	Apartment
Marietta, Georgia	09/25/87	82.5% interest in the joint	320 units
	Phase II	venture which has fee
	12/15/87	ownership subject to a first
mortgage
The Fairway Apartments (1)	05/18/88	Fee ownership subject to a	Apartment
Plano, Texas		first mortgage	256 units
The Village Apartments	05/31/88	Fee ownership subject to a	Apartment
Brandon, Florida		first and second mortgage	112 units

(1)

Property is held by a Limited Partnership in which the Partnership owns a 99% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Brighton Crest	$15,237	$ 9,496	5-30 yrs	S/L	$ 8,136
Apartments
The Fairway	9,892	4,102	5-30 yrs	S/L	6,554
Apartments
The Village	5,507	3,460	5-30 yrs	S/L	3,162
Apartments
	$30,636	$17,058			$17,852

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Brighton Crest
Apartments	$ 9,583	7.16%	20 years	02/01/22	$ --

The Fairway
Apartments	5,712	7.27%	20 years	01/01/21	--

The Village
Apartments
1st mortgage (3)	3,275	7.47%	30 years	12/01/15	2,888
2nd mortgage (3)	2,070	5.62%	30 years	12/01/15	1,735

Total	$20,640				$4,623

(1)

Fixed rate mortgages.

(2)

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership’s ability to prepay the loans and other details about the loans.

(3)

On December 1, 2005 the Partnership obtained a second mortgage loan on The Village Apartments in the amount of $2,070,000. The second mortgage bears interest at a fixed rate of 5.62% and requires monthly payments of principal and interest of approximately $12,000 beginning on January 1, 2006 until the loan matures on December 1, 2015, with a balloon payment of approximately $1,735,000 due at maturity. In connection with obtaining the second mortgage, loan costs of approximately $74,000 were capitalized and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering The Village Apartments. The modification of terms consisted of a new principal balance of approximately $3,275,000, a fixed interest rate of 7.47%, monthly payments of approximately $23,000 commencing January 1, 2006, through its maturity of December 1, 2015, with a balloon payment of approximately $2,888,000 due at maturity. Prior to these modifications, the interest rate on the existing mortgage was a fixed rate of 7.22% through its maturity of February 1, 2022, and required monthly payments of approximately $29,000 through the maturity date, at which time the loan was scheduled to be fully amortized.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Brighton Crest Apartments (1)	$7,479	$7,695	92%	88%
The Fairway Apartments (2)	7,551	7,474	89%	85%
The Village Apartments	9,961	9,436	94%	94%

(1)

The Managing General Partner attributes the increase in occupancy at Brighton Crest Apartments to improved curb appeal of the property along with a more competitive pricing structure.

(2)

The Managing General Partner attributes the increase in occupancy at The Fairway Apartments to improvements made to the property during the year.

As noted under "Item 1. Description of Business", the Partnership's properties are subject to competition from similar properties in the vicinity in which the Partnership's properties are located.  The Managing General Partner believes that all of the properties are adequately insured.  Each property is an apartment complex which leases its units for lease terms of one year or less.  No resident leases 10% or more of the available rental space.  The properties are in good physical conditions with the exception of The Fairway Apartments, as discussed below, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were:

	2005	2005
	Taxes	Rates
	(in thousands)

Brighton Crest Apartments	$172	2.99%
The Fairway Apartments	215	2.53%
The Village Apartments	135	2.20%

Capital Improvements

Brighton Crest Apartments

During the year ended December 31, 2005, the Partnership completed approximately $619,000 of capital improvements at the property, consisting primarily of structural improvements, furniture and fixtures, and floor covering and appliance replacements. These improvements were funded from operating cash flow, replacement reserves and advances from affiliates of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.

Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the year ended December 31, 2005, the Partnership completed approximately $1,909,000 of capital improvements at the property arising from the redevelopment of the property which includes capitalization of construction period interest of approximately $27,000, construction period real estate taxes of approximately $4,000 and other construction period operating costs of approximately $2,000. Additional capital improvements of approximately $201,000 consisted primarily of plumbing fixture upgrades, structural upgrades, and floor covering and appliance replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. In August 2005, the Partnership began a major redevelopment project in order for the property to become more competitive with other properties in the Dallas area.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be complete in the first quarter of 2006 at a total cost of approximately $2,200,000.  The project is expected to consist of structural upgrades, interior and exterior building improvements, balcony and deck upgrades, partial roof replacement, major landscaping, and parking area upgrades.  In August 2005, the Partnership entered into a construction contract for approximately $1,892,000 related to this project. The Partnership expects to fund the redevelopment from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend approximately $291,000 for property redevelopment during 2006. In addition, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the year ended December 31, 2005, the Partnership completed approximately $161,000 of capital improvements at the property, consisting primarily of roof replacement, floor covering and appliance replacements, structural improvements, and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves, and advances from affiliates of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants  will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 28,371.75 Limited Partnership Units (the "Units") aggregating $28,376,000.  As of December 31, 2005, there were 1,212 holders of record owning an aggregate of 28,371.75 Units.  Affiliates of the Managing General Partner owned 17,648 Units or 62.20% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2006 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,648 Units in the Partnership representing 62.20% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.20% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the years ended December 31, 2005 and 2004, was approximately $630,000 and $400,000, respectively.  The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in rental income partially offset by a decrease in other income.  Rental income increased due to an increase in occupancy at both Brighton Crest Apartments and The Fairway Apartments, an increase in the average rental rate at The Fairway Apartments and The Village Apartments and a decrease in bad debt at all three investment properties partially offset by a decrease in the average rental rate at Brighton Crest Apartments.  Other income decreased due to a decrease in late charges at Brighton Crest Apartments and a decrease in lease cancellation fees at Brighton Crest and Fairway Apartments.

The increase in total expenses is due to increases in operating, depreciation, interest and general and administrative expenses. The increase in operating expense is due to increases in advertising, property, administrative and maintenance expenses.  Advertising expense increased due to an increase in periodical and referral fees at Brighton Crest Apartments.  Property expense increased due to an increase in leasing commissions at Brighton Crest Apartments and The Fairway Apartments, and maintenance salaries at all three investment properties. Administrative expense increased due to the increase in temporary labor costs at Brighton Crest Apartments and The Fairway Apartments.  Maintenance expense increased due to an increase in interior painting at Brighton Crest Apartments and The Fairway Apartments. Depreciation expense increased due to property improvements and replacements being placed into service during the year at all of the investment properties. Interest expense increased due to an increase in advances from an affiliate of the Managing General Partner, the addition of a second mortgage on The Village Apartments in December 2005, as discussed below, offset by a decrease in interest expense as a result of scheduled principal payments on the mortgages encumbering the investment properties. Property tax expense remained relatively constant for the comparable periods as an increase in the assessed value of The Village Apartments was offset by a decrease in the assessed value of The Fairway Apartments.

General and administrative expense increased due to an increase in costs associated with the annual audit and tax return of the Partnership along with an increase in costs associated with communications with investors. Included in general and administrative expenses for the years ended December 31, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $371,000 and $160,000 during the years ended December 31, 2005 and 2004, respectively. The minority partner’s share of net losses for the years ended December 31, 2005 and 2004 was approximately $65,000 and $28,000, respectively.  However, the Partnership recognized 100% of the net loss due to the minority partner’s investment balance being reduced to zero in 2002. The remaining unallocated losses and distributions at December 31, 2005 are approximately $931,000. There were no distributions from the Joint Venture to the minority partner during the years ended December 31, 2005 and 2004.

Liquidity and Capital Resources

The Partnership had cash and cash equivalents of approximately $601,000 at December 31, 2005, compared to approximately $203,000 at December 31, 2004. For the year ended December 31, 2005, cash and cash equivalents increased by approximately $398,000. The increase in cash and cash equivalents is due to approximately $2,835,000 of cash provided by financing activities and approximately $177,000 of cash provided by operating activities partially offset by approximately $2,614,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on The Village Apartments and advances received from an affiliate of the Managing General Partner, partially offset by principal payments on the mortgages encumbering the Partnership's properties, repayment of advances from an affiliate of the Managing General Partner and the payment of loan costs.  Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the properties.  The Partnership currently expects to budget approximately $291,000 for 2006 related to the redevelopment project at The Fairway Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On December 1, 2005, the Partnership obtained a second mortgage loan on The Village Apartments in the amount of $2,070,000.  The Partnership received net proceeds of approximately $1,996,000 after payment of costs and fees associated with obtaining the second mortgage. The second mortgage bears interest at a fixed rate of 5.62% and requires monthly payments of principal and interest of approximately $12,000 beginning on January 1, 2006 until the loan matures on December 1, 2015, with a balloon payment of approximately $1,735,000 due at maturity.  In connection with obtaining the second mortgage loan costs of approximately $74,000 were capitalized and are included in other assets. The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the second mortgage would bear interest at a rate equal to the one month British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage with the payment of a prepayment penalty as defined in the loan agreement.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering The Village Apartments. The modification of terms consisted of a new principal balance of approximately $3,275,000, a fixed interest rate of 7.47%, monthly payments of approximately $23,000 commencing January 1, 2006, through its maturity of December 1, 2015, with a balloon payment of approximately $2,888,000 due at maturity. Prior to these modifications, the interest rate on the existing mortgage was a fixed rate of 7.22% through its maturity of February 1, 2022, and required monthly payments of approximately $29,000 through the maturity date, at which time the loan was scheduled to be fully amortized.

The remaining mortgage indebtedness of approximately $15,295,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

There were no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,648 limited partnership units (the "Units") in the Partnership representing 62.20% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.20% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

DAVIDSON GROWTH PLUS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

16

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Growth Plus, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Growth Plus, L.P. as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 601
Receivables and deposits		252
Restricted escrows		224
Other assets		850
Investment properties (Notes B and E):
Land	$ 4,650
Buildings and related personal property	25,986
	30,636
Less accumulated depreciation	(17,058)	13,578
		$ 15,505
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 379
Tenant security deposit liabilities		92
Accrued property taxes		215
Other liabilities		261
Due to affiliates (Note D)		1,980
Mortgage notes payable (Note B)		20,640

Partners' Deficit
General partners	$ (1,059)
Limited partners (28,371.75 units issued and
outstanding)	(7,003)	(8,062)
		$ 15,505

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended
	December 31,
	2005	2004
Revenues:
Rental income	$ 4,899	$ 4,612
Other income	472	525
Total revenues	5,371	5,137

Expenses:
Operating	2,621	2,268
General and administrative	214	201
Depreciation	1,160	1,084
Interest	1,487	1,458
Property taxes	519	526
Total expenses	6,001	5,537

Net loss (Note C)	$ (630)	$ (400)

Net loss allocated to general partners (3%)	$ (19)	$ (12)

Net loss allocated to limited partners (97%)	(611)	(388)

	$ (630)	$ (400)

Net loss per limited partnership unit	$(21.54)	$(13.68)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	28,371.75	$ 1	$28,376	$28,377

Partners' deficit at
December 31, 2003	28,371.75	$(1,028)	$(6,004)	$(7,032)

Net loss for the year ended
December 31, 2004	--	(12)	(388)	(400)

Partners' deficit at
December 31, 2004	28,371.75	(1,040)	(6,392)	(7,432)

Net loss for the year ended
December 31, 2005	--	(19)	(611)	(630)

Partners' deficit at
December 31, 2005	28,371.75	$(1,059)	$(7,003)	$(8,062)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (630)	$ (400)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,160	1,084
Casualty loss	12	--
Amortization of loan costs	41	43
Bad debt expense	62	171
Change in accounts:
Receivables and deposits	(208)	(128)
Other assets	(32)	(57)
Accounts payable	(11)	(21)
Tenant security deposit liabilities	4	(10)
Accrued property taxes	(23)	(21)
Other liabilities	(91)	54
Due to affiliates	(107)	106
Net cash provided by operating activities	177	821

Cash flows from investing activities:
Property improvements and replacements	(2,617)	(762)
Net withdrawals from (deposits to) restricted escrows	3	(54)
Net cash used in investing activities	(2,614)	(816)

Cash flows from financing activities:
Payments on mortgage notes payable	(608)	(567)
Proceeds from mortgage note payable	2,070	--
Loan costs paid	(74)	--
Advances from affiliate	2,089	490
Repayments of advances from affiliate	(642)	--
Net cash provided by (used in) financing activities	2,835	(77)

Net increase (decrease) in cash and cash equivalents	398	(72)
Cash and cash equivalents at beginning of year	203	275
Cash and cash equivalents at end of year	$ 601	$ 203

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,437	$ 1,404
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts payable	$ 326	$ 53

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

Investment Properties

Investment properties consists of three apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the year ended December 31, 2005, the Partnership capitalized interest of $27,000, property taxes of $4,000 and operating costs of $2,000. There were no such costs capitalized during the year ended December 31, 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $579,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on rental payments.

Restricted Escrows

A general replacement reserve account was established in 2002 at Brighton Crest and The Village Apartments as a result of their refinancing.  These funds were established to cover necessary repairs and replacements of existing improvements. The reserve account balance at December 31, 2005 is approximately $224,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $187,000 and $150,000 for the years ended December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long-term debt discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt.  The fair value of the Partnership's long term debt, at the Partnership’s incremental borrowing rate, approximates its carrying balance.

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

Deferred Costs

Loan costs of approximately $821,000, less accumulated amortization of approximately $134,000, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements.  Amortization expense was approximately $41,000 and $43,000 for the years ended December 31, 2005 and 2004, respectively, and is included in interest expense.  Amortization expense is expected to be approximately $56,000 for the years 2006 through 2008 and approximately $55,000 for the years 2009 and 2010.

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

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Brighton Crest
Apartments (1)	$ 9,583	$ 84	7.16%	02/01/22	$ --
The Fairway
Apartments	5,712	52	7.27%	01/01/21	--
The Village
Apartments (1)
1st mortgage	3,275	123	7.47%	12/01/15	2,888
2nd mortgage	2,070	12	5.62%	12/01/15	1,735
Totals	$20,640	$271			$4,623

On December 1, 2005, the Partnership obtained a second mortgage loan on The Village Apartments in the amount of $2,070,000.  The Partnership received net proceeds of approximately $1,996,000 after payment of costs and fees associated with obtaining the second mortgage. The second mortgage bears interest at a fixed rate of 5.62% and requires monthly payments of principal and interest of approximately $12,000 beginning on January 1, 2006 until the loan matures on December 1, 2015, with a balloon payment of approximately $1,735,000 due at maturity.  In connection with obtaining the second mortgage loan costs of approximately $74,000 were capitalized and are included in other assets. The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the second mortgage would bear interest at a rate equal to the one month British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage with the payment of a prepayment penalty as defined in the loan agreement.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering The Village Apartments. The modification of terms consisted of a new principal balance of approximately $3,275,000, a fixed interest rate of 7.47%, monthly payments of approximately $23,000 commencing January 1, 2006, through its maturity of December 1, 2015, with a balloon payment of approximately $2,888,000 due at maturity. Prior to these modifications, the interest rate on the existing mortgage was a fixed rate of 7.22% through its maturity of February 1, 2022, and required monthly payments of approximately $29,000 through the maturity date, at which time the loan was scheduled to be fully amortized.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  The mortgage notes payable include a prepayment penalty if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005, are as follows (in thousands):

2006	$ 596
2007	640
2008	687
2009	738
2010	792
Thereafter	17,187
$20,640

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (dollar amounts in thousands, except per unit data):

	2005	2004
Net loss as reported	$ (630)	$ (400)
Add (deduct):
Depreciation differences	66	(91)
Unearned income	(51)	9
Other	(28)	12

Federal taxable loss	$ (643)	$ (470)

Federal taxable loss per
limited partnership unit	$(22.02)	$(16.08)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net liabilities as reported	$ (8,062)
Land and buildings	2,201
Accumulated depreciation	2,073
Syndication and distribution costs	3,766
Other	2,160
Net assets - Federal tax basis	$ 2,138

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $266,000 and $253,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $239,000 and $195,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expense and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $83,000 and $41,000, respectively.  As of December 31, 2005, the Partnership owed an affiliate of the Managing General Partner approximately $3,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. No Partnership management fees were paid during 2005 and 2004.  No such fees were earned or accrued during the year ended December 31, 2005.  Unpaid subordinated Partnership management fees at December 31, 2005 are approximately $44,000 which is included in other liabilities.

During the year ended December 31, 2005 the Managing General Partner advanced the Partnership approximately $2,089,000 to pay operational expenses, capital improvements, and real estate taxes for its investment properties. Interest on advances is charged at prime plus 2%, or 9.25% at December 31, 2005. Interest expense on these advances was approximately $86,000 and $10,000 for the years ended December 31, 2005 and 2004, respectively. The Partnership made payments of approximately $698,000 on advances and accrued interest during the year ended December 31, 2005. There were no payments made during the year ended December 31, 2004. At December 31, 2005, the amount of outstanding loans and interest was approximately $1,977,000 and is included in due to affiliates. Subsequent to December 31, 2005, the Managing General Partner advanced additional funds of approximately $124,000 to fund redevelopment at The Fairway Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $80,000 and $74,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,648 limited partnership units (the "Units") in the Partnership representing 62.20% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.20% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Costs
			and Related	(Removed) Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Brighton Crest
Apartments	$ 9,583	$ 2,619	$13,122	$ (504)
The Fairway
Apartments	5,712	2,560	3,883	3,449
The Village
Apartments	5,345	615	3,799	1,093

Totals	$20,640	$ 5,794	$20,804	$ 4,038

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Brighton Crest
Apartments	$ 1,911	$13,326	$15,237	$ 9,496	1987	09/87	5-30
The Fairway
Apartments	2,213	7,679	9,892	4,102	1979	05/88	5-30
The Village
Apartments	526	4,981	5,507	3,460	1986	05/88	5-30

Totals	$ 4,650	$25,986	$30,636	$17,058

In August 2005, the Partnership began a major redevelopment project at The Fairway Apartments in an effort to increase occupancy and become competitive in the local market. The redevelopment project has been started and is expected to be completed in the first quarter of 2006.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. As of December 31, 2005, approximately $27,000 of construction period interest, approximately $4,000 of construction period real estate taxes and approximately $2,000 of other construction period operating costs have been capitalized. The total cost of  the redevelopment is expected to be approximately $2,200,000, approximately $1,909,000 of which was completed during the year ended December 31, 2005.  The project is being funded by operating cash flow and advances from an affiliate of the Managing General Partner.  It is expected that the redevelopment will continue to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$27,791	$26,976
Property improvements	2,890	815
Disposal of property	(45)	--
Balance at end of year	$30,636	$27,791

Accumulated Depreciation
Balance at beginning of year	$15,931	$14,847
Additions charged to expense	1,160	1,084
Disposal of property	(33)	--
Balance at end of year	$17,058	$15,931

The aggregate cost of investment properties for Federal income tax purposes at December 31, 2005 and 2004, is approximately $32,837,000 and $30,150,000, respectively. Total accumulated depreciation for Federal income tax purposes at December 31, 2005 and 2004, is approximately $14,985,000 and $13,984,000, respectively.

Note F – Minority Interest in Joint Venture

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

The Joint Venture had a net loss of approximately $371,000 and $160,000 during the years ended December 31, 2005 and 2004, respectively. The minority partner's share of net losses for the years ended December 31, 2005 and 2004 was approximately $65,000 and $28,000, respectively. However, the Partnership recognized 100% of the net loss due to the minority partner’s investment balance being reduced to zero in 2002. The remaining unallocated losses and distributions at December 31, 2005 are approximately $931,000. There were no distributions from the Joint Venture to the minority partner during the years ended December 31, 2005 and 2004.

Note G - Casualty

In August 2004, the Partnership’s investment property located in Brandon, Florida, The Village Apartments, sustained damage from Hurricane Frances.  The damage was estimated to be approximately $64,000 and the Partnership does not expect to receive any insurance proceeds. During the year ended December 31, 2005, the Partnership wrote off the net book value of the damaged assets of approximately $12,000, which resulted in a casualty loss.  The casualty loss is included in operating expense on the accompanying consolidated statement of operations.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily property asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors and Executive Officers of the Registrant

Davidson Growth Plus, LP (the “Registrant” or the “Partnership”) does not have any directors or officers. Davidson Growth Plus GP Corporation (“DGPGP” or the “Managing General Partner”), is responsible for the management and control of substantially all of the Partnership’s operations and has general responsibility and ultimate authority in all matters affecting the Partnership’s business.

The present directors and officers of the Managing General Partner are listed below.

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

Neither the directors nor the officers received any remuneration from the Partnership for the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2005.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	2,482.83	8.75%
(an affiliate of AIMCO)
Cooper River Properties, LLC	3,937.00	13.88%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	11,228.17	39.57%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2005, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Partnership’s Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $266,000 and $253,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $239,000 and $195,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expense and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $83,000 and $41,000, respectively.  As of December 31, 2005, the Partnership owed an affiliate of the Managing General Partner approximately $3,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. No Partnership management fees were paid during 2005 and 2004.  No such fees were earned or accrued during the year ended December 31, 2005.  Unpaid subordinated Partnership management fees at December 31, 2005 are approximately $44,000 which is included in other liabilities.

During the year ended December 31, 2005 the Managing General Partner advanced the Partnership approximately $2,089,000 to pay operational expenses, capital improvements, and real estate taxes for its investment properties. Interest on advances is charged at prime plus 2%, or 9.25% at December 31, 2005. Interest expense on these advances was approximately $86,000 and $10,000 for the years ended December 31, 2005 and 2004, respectively. The Partnership made payments of approximately $698,000 on advances and accrued interest during the year ended December 31, 2005. There were no payments made during the year ended December 31, 2004. At December 31, 2005, the amount of outstanding loans and interest was approximately $1,977,000 and is included in due to affiliates. Subsequent to December 31, 2005, the Managing General Partner advanced additional funds of approximately $124,000 to fund redevelopment at The Fairway Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $80,000 and $74,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,648 limited partnership units (the "Units") in the Partnership representing 62.20% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.20% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $41,000 and $42,000 for 2005 and 2004, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $17,000 and $16,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
Stephen B. Waters

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

10 FF

Multifamily Note dated January 14, 2002, by and between Brighton Crest, L.P., a South Carolina limited partnership and ARCS Commercial Mortgage Co., L.P. relating to Brighton Crest Apartments (incorporated by reference to Exhibit 10FF filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

10 GG

Multifamily Mortgage, Assignment of Rents and Security Agreement dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank. (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Report on Form 8K dated December 1, 2005).

10 HH

Multifamily Note dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank. (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Report on Form 8K dated December 1, 2005).

10 II

Replacement Reserve Agreement dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank.  (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Report on Form 8K dated December 1, 2005).

10 JJ

Guaranty dated December 1, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank. (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Report on Form 8K dated December 1, 2005).

10 KK

Amended and Restated Multifamily Mortgage, Assignment of Rents, and Security Agreement dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation. (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Report on Form 8K dated December 1, 2005).

10 LL

Amended and Restated Multifamily Note dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation. (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Report on Form 8K dated December 1, 2005).

10 MM

Amended and Restated Guaranty dated December 1, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation. (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Report on Form 8K dated December 1, 2005).

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 31, 2006

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

Date:  March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Growth Plus GP Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Davidson Growth Plus, L.P. (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.