Form 10QSB
period 2006-03-31
DAVIDSON GROWTH PLUS LP
filed 2006-05-15
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 338
Receivables and deposits		77
Restricted escrows		187
Other assets		1,059
Investment properties:
Land	$ 4,650
Buildings and related personal property	26,487
	31,137
Less accumulated depreciation	(17,418)	13,719
		$ 15,380
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 434
Tenant security deposit liabilities		93
Accrued property taxes		140
Other liabilities		302
Due to affiliates (Note B)		2,162
Mortgage notes payable		20,493

Partners' Deficit
General partners	$ (1,064)
Limited partners (28,371.75 units issued and
outstanding)	(7,180)	(8,244)
		$ 15,380

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 1,309	$ 1,169
Other income	135	113
Total revenues	1,444	1,282

Expenses:
Operating	660	522
General and administrative	52	45
Depreciation	360	279
Interest	414	366
Property taxes	140	143
Total expenses	1,626	1,355

Net loss	$ (182)	$ (73)

Net loss allocated to general partners (3%)	$ (5)	$ (2)

Net loss allocated to limited partners (97%)	(177)	(71)

	$ (182)	$ (73)

Net loss per limited partnership unit	$ (6.24)	$ (2.50)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	28,371.75	$ 1	$28,376	$28,377

Partners' deficit at
December 31, 2005	28,371.75	$(1,059)	$(7,003)	$(8,062)

Net loss for the three months
ended March 31, 2006	--	(5)	(177)	(182)

Partners' deficit at
March 31, 2006	28,371.75	$(1,064)	$(7,180)	$(8,244)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (182)	$ (73)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	360	279
Casualty loss	--	10
Amortization of loan costs	14	11
Change in accounts:
Receivables and deposits	175	14
Other assets	(215)	(86)
Accounts payable	322	88
Tenant security deposit liabilities	1	(1)
Accrued property taxes	(75)	(95)
Other liabilities	41	(76)
Due to affiliates	58	45
Net cash provided by operating activities	499	116

Cash flows from investing activities:
Property improvements and replacements	(768)	(173)
Net withdrawals from (deposits to) restricted escrows	37	(35)
Net cash used in investing activities	(731)	(208)

Cash flows from financing activities:
Payments on mortgage notes payable	(147)	(148)
Advances from affiliate	124	150
Loan costs paid	(8)	--
Net cash (used in) provided by financing activities	(31)	2

Net decrease in cash and cash equivalents	(263)	(90)
Cash and cash equivalents at beginning of period	601	203
Cash and cash equivalents at end of period	$ 338	$ 113

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 366	$ 345
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 59	$ 33

At December 31, 2005, approximately $326,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $72,000 and $65,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $51,000 and $49,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expense and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $15,000 and $19,000, respectively.  As of March 31, 2006, the Partnership owed an affiliate of the Managing General Partner approximately $17,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. No Partnership management fees were accrued or paid during the three months ended March 31, 2006 and 2005.  Unpaid subordinated Partnership management fees at March 31, 2006, are approximately $44,000, which is included in other liabilities.

During the three months ended March 31, 2006 and 2005, the Managing General Partner advanced approximately $124,000 and $150,000, respectively, to the Partnership to pay redevelopment costs and real estate taxes. At March 31, 2006, the amount of outstanding loans and accrued interest was approximately $2,145,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances is charged at prime plus 2%, or 9.75% at March 31, 2006. Interest expense on the advances was approximately $43,000 and $8,000 for the three months ended March 31, 2006 and 2005, respectively. Subsequent to March 31, 2006 the Managing General Partner advanced approximately $56,000 to the Partnership for trade payables at all of the investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $147,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $80,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had net income of approximately $4,000 for the three months ended March 31, 2006 and a net loss of approximately $86,000 for the three months ended March 31, 2005, respectively. The minority partner’s share of net income and net loss for the three months ended March 31, 2006 and 2005 was approximately $1,000 and $15,000, respectively. The Partnership recognized 100% of the net income for the three months ended March 31, 2006 and the net loss for the three months ended March 31, 2005 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the three months ended March 31, 2006 and 2005. The remaining unallocated losses and distributions at March 31, 2006 are approximately $930,000.

Note D – Casualty Events

In August 2004, the Partnership’s investment property located in Brandon, Florida, The Village Apartments, sustained damage from Hurricane Frances.  The damage was estimated to be approximately $64,000 and the Partnership did not receive any insurance proceeds. During the three months ended March 31, 2005, the Partnership wrote off the net book value of the damaged assets of approximately $10,000, which resulted in a casualty loss.  The casualty loss is included in operating expense on the accompanying consolidated statement of operations.

On March 15, 2006 The Fairway Apartments experienced damage from a fire that damaged a total of 8 units.  At March 31, 2006, the Partnership does not have an estimate of the cost of the damages.  The Managing General Partner does not expect a casualty loss to result from this event.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Brighton Crest Apartments	95%	86%
Marietta, Georgia
The Fairway Apartments	97%	85%
Plano, Texas
The Village Apartments	96%	96%
Brandon, Florida

The Managing General Partner attributes the increase in occupancy at Brighton Crest Apartments to increased curb appeal of the property and improved tenant retention efforts.

The Managing General Partner attributes the increase in occupancy at The Fairway Apartments to improvements made to the property during 2005.

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

Results of Operations

The Partnership had a net loss of approximately $182,000 and $73,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in net loss  for the three months ended March 31, 2006 was due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues was due to an increase in both rental income and other income.  Rental income increased due to increases in occupancy at Brighton Crest Apartments and Fairway Apartments and increases in average rental rates at Brighton Crest Apartments and The Village Apartments partially offset by an increase in bad debt expense at Brighton Crest and The Village Apartments.  The increase in other income is due to an increase in utility reimbursements at all three investment properties, late charges at Brighton Crest Apartments and an increase in interest income.

Total expenses increased due to an increase in operating, depreciation and interest expense.  General and administrative and property tax expense remained relatively constant for the comparable period. Operating expense increased due to an increase in property, insurance and maintenance expenses.  Property expense increased due to an increase in salaries at The Fairway Apartments and The Village Apartments and an increase in gas bills at The Fairway Apartments.  Insurance expense increased due to an increase in hazard insurance costs at all three investment properties.  Maintenance expenses increased due to an increase in contract services at The Fairway Apartments and The Village Apartments, partially offset by an increase in bad debt expense at Brighton Crest Apartments and The Village Apartments.  Depreciation expense increased due to assets being placed into service at all three investment properties.  Interest expense increased due to an increase in advances from an affiliate of the Managing General Partner along with an increase in the variable rate charged on such advances and, the addition of a second mortgage on The Village Apartments in December 2005, partially offset by a decrease in interest expense as a result of scheduled principal payments on the mortgages encumbering the investment properties.

Included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had net income of approximately $4,000 for the three months ended March 31, 2006 and a net loss of approximately $86,000 for the three months ended March 31, 2005, respectively. The minority partner’s share of net income and net loss for the three months ended March 31, 2006 and 2005 was approximately $1,000 and $15,000, respectively. The Partnership recognized 100% of the net income for the three months ended March 31, 2006 and the net loss for the three months ended March 31, 2005 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the three months ended March 31, 2006 and 2005. The remaining unallocated losses and distributions at March 31, 2006 are approximately $930,000.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $338,000 compared to approximately $113,000 at March 31, 2005.  Cash and cash equivalents decreased approximately $263,000 since December 31, 2005 due to approximately $731,000 of cash used in investing activities and $31,000 of cash used in financing activities partially offset by approximately $499,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrow accounts.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment properties, additional loan costs paid related to the December 2005 second mortgage obtained on The Village Apartments partially offset by an advance from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership’s properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  Capital improvements for each of the Partnership’s properties are detailed below.

Brighton Crest Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $114,000 of capital improvements at Brighton Crest Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the three months ended March 31, 2006 the Partnership completed approximately $291,000 of capital improvements at the property arising from the redevelopment of the property which includes capitalized construction period interest of approximately $7,000. Additional capital improvements of approximately $52,000 consisted primarily of floor covering and appliance replacements.  These improvements were funded from operating cash flow and an advance from an affiliate of the Managing General Partner. In August 2005, the Partnership began a major redevelopment project in order for the property to become more competitive with other properties in the Dallas area.  The redevelopment was completed in the first quarter of 2006 at a total cost of approximately $2,200,000.  The project consisted of structural upgrades, interior and exterior building improvements, balcony and deck upgrades, partial roof replacement, major landscaping, and parking area upgrades. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership had no material commitments for property improvements and replacements, now that the redevelopment project is complete, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $44,000 of capital improvements at The Village Apartments, consisting primarily of structural upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations and Partnership reserves.  To the extent that such capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Village Apartments consists of a first mortgage of approximately $3,267,000 and a second mortgage of approximately $2,063,000, both of which mature on December 1, 2015 at which time balloon payments of approximately $2,888,000 and $1,735,000 are due. The remaining mortgage indebtedness of approximately $15,163,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

There were no distributions during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during the remainder of 2006 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,655 limited partnership units (the "Units") in the Partnership representing 62.23% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.23% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 15, 2006

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

Date:  May 15, 2006

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

Date:  May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Growth Plus GP Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May xx, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.