Form 10QSB
period 2006-06-30
DAVIDSON GROWTH PLUS LP
filed 2006-08-14
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 188
Receivables and deposits		90
Restricted escrows		362
Other assets		970
Investment properties:
Land	$ 4,650
Buildings and related personal property	26,457
	31,107
Less accumulated depreciation	(17,662)	13,445
		$ 15,055
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 155
Tenant security deposit liabilities		93
Accrued property taxes		279
Other liabilities		286
Due to affiliates (Note B)		2,325
Mortgage notes payable		20,347

Partners' Deficit
General partners	$ (1,070)
Limited partners (28,371.75 units issued and
outstanding)	(7,360)	(8,430)
		$ 15,055

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 1,316	$ 1,193	$ 2,625	$ 2,362
Other income	145	108	280	221
Casualty gain (Note D)	88	--	88	--
Total revenues	1,549	1,301	2,993	2,583

Expenses:
Operating	741	643	1,401	1,165
General and administrative	60	57	112	102
Depreciation	374	279	734	558
Interest	423	368	837	734
Property taxes	137	128	277	271
Total expenses	1,735	1,475	3,361	2,830

Net loss	$ (186)	$ (174)	$ (368)	$ (247)

Net loss allocated to general
partners (3%)	$ (6)	$ (5)	$ (11)	$ (7)
Net loss allocated to limited
partners (97%)	(180)	(169)	(357)	(240)

	$ (186)	$ (174)	$ (368)	$ (247)
Net loss per limited
partnership unit	$ (6.34)	$ (5.96)	$(12.58)	$ (8.46)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	28,371.75	$ 1	$28,376	$28,377

Partners' deficit at
December 31, 2005	28,371.75	$(1,059)	$(7,003)	$(8,062)

Net loss for the six months
ended June 30, 2006	--	(11)	(357)	(368)

Partners' deficit at
June 30, 2006	28,371.75	$(1,070)	$(7,360)	$(8,430)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (368)	$ (247)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	734	558
Casualty (gain) loss	(88)	10
Amortization of loan costs	29	21
Change in accounts:
Receivables and deposits	162	5
Other assets	(141)	(91)
Accounts payable	52	--
Tenant security deposit liabilities	1	3
Accrued property taxes	64	33
Other liabilities	25	(84)
Due to affiliates	135	97
Net cash provided by operating activities	605	305

Cash flows from investing activities:
Property improvements and replacements	(929)	(344)
Net deposits to restricted escrows	(138)	(71)
Insurance proceeds received	140	--
Net cash used in investing activities	(927)	(415)

Cash flows from financing activities:
Loan costs paid	(8)	--
Payments on mortgage notes payable	(293)	(308)
Advances from affiliate	210	346
Net cash (used in) provided by financing activities	(91)	38

Net decrease in cash and cash equivalents	(413)	(72)
Cash and cash equivalents at beginning of period	601	203
Cash and cash equivalents at end of period	$ 188	$ 131

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 741	$ 706
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
Payable	$ 50	$ 108

At December 31, 2005, approximately $326,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2006.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $144,000 and $128,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $94,000 and $90,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expense and investment properties.  The portion of these reimbursements included in investment properties for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $20,000 and $23,000, respectively.  As of June 30, 2006, the Partnership owed an affiliate of the Managing General Partner approximately $55,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. No Partnership management fees were accrued or paid during the six months ended June 30, 2006 and 2005.  Unpaid subordinated Partnership management fees at June 30, 2006, are approximately $44,000, which is included in other liabilities.

During the six months ended June 30, 2006 and 2005, the Managing General Partner advanced approximately $210,000 and $346,000, respectively, to the Partnership to pay redevelopment costs and real estate taxes. At June 30, 2006, the amount of outstanding loans and accrued interest was approximately $2,270,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances is charged at prime plus 1%, or 9.25% at June 30, 2006. Interest expense on the advances was approximately $93,000 and $22,000 for the six months ended June 30, 2006 and 2005, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $173,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $80,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $106,000 for the six months ended June 30, 2006 and a net loss of approximately $144,000 for the six months ended June 30, 2005, respectively. The minority partner’s share of net loss for the six months ended June 30, 2006 and 2005 was approximately $19,000 and $25,000, respectively. The Partnership recognized 100% of the net loss for the six months ended June 30, 2006 and the net loss for the six months ended June 30, 2005 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the six months ended June 30, 2006 and 2005. The remaining unallocated losses and distributions at June 30, 2006 are approximately $950,000.

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

On March 15, 2006, The Fairway Apartments experienced damage from a fire that damaged a total of 8 units.  Insurance proceeds of approximately $140,000 were received during the six months ended June 30, 2006 related to this casualty. The Partnership recognized a casualty gain of approximately $88,000 as a result of the receipt of approximately $140,000 in insurance proceeds net of the write-off of undepreciated assets of approximately $52,000 during the six months ended June 30, 2006. Subsequent to June 30, 2006 the Partnership received additional insurance proceeds of approximately $103,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Brighton Crest Apartments	94%	88%
Marietta, Georgia
The Fairway Apartments	96%	84%
Plano, Texas
The Village Apartments	95%	95%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2006 was approximately $186,000 and $368,000, respectively, compared to a net loss of approximately $174,000 and $247,000 for the three and six months ended June 30, 2005. The increase in net loss for both the three and six months ended June 30, 2006 was due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues for both periods was due to an increase in both rental income and other income and a casualty gain.  Rental income increased due to increases in occupancy at both Brighton Crest Apartments and The Fairway Apartments and increases in average rental rates at all three properties.  The increase in other income is due to an increase in utility reimbursements at all three investment properties, late charges at Brighton Crest Apartments and an increase in interest income.

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

On March 15, 2006, The Fairway Apartments experienced damage from a fire that damaged a total of 8 units.  Insurance proceeds of approximately $140,000 were received during the six months ended June 30, 2006 related to this casualty. The Partnership recognized a casualty gain of approximately $88,000 as a result of the receipt of approximately $140,000 in insurance proceeds net of the write-off of undepreciated assets of approximately $52,000 during the six months ended June 30, 2006. Subsequent to June 30, 2006 the Partnership received additional insurance proceeds of approximately $103,000.

Total expenses increased for both periods due to an increase in operating, depreciation and interest expense.  General and administrative and property tax expense remained relatively constant for the comparable periods. Operating expense increased due to an increase in property, insurance, administrative and management fee expenses partially offset by a decrease in advertising expenses. Property expense increased due to an increase in salaries and related benefits at all three properties and referral costs at Brighton Crest Apartments.  Insurance expense increased due to an increase in hazard insurance costs at all three investment properties.  Administrative expense increased due to an increase in telephone call centers and tenant application and retention costs. Management fee expense increased as a result of an increase in rental income on which such fee is based. Advertising expense decreased as a result of decreases in both web and print media advertising at Brighton Crest Apartments. Depreciation expense increased due to assets being placed into service at all three investment properties.  Interest expense increased due to an increase in advances from an affiliate of the Managing General Partner along with an increase in the variable rate charged on such advances and, the addition of a second mortgage on The Village Apartments in December 2005, partially offset by a decrease in interest expense as a result of scheduled principal payments on the mortgages encumbering the investment properties.

Included in general and administrative expenses for the six months ended June 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $106,000 for the six months ended June 30, 2006 and a net loss of approximately $144,000 for the six months ended June 30, 2005, respectively. The minority partner’s share of net loss for the six months ended June 30, 2006 and 2005 was approximately $19,000 and $25,000, respectively. The Partnership recognized 100% of the net loss for the six months ended June 30, 2006 and the net loss for the six months ended June 30, 2005 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the six months ended June 30, 2006 and 2005. The remaining unallocated losses and distributions at June 30, 2006 are approximately $950,000.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $188,000 compared to approximately $131,000 at June 30, 2005.  Cash and cash equivalents decreased approximately $413,000 since December 31, 2005 due to approximately $927,000 of cash used in investing activities and approximately $91,000 of cash used in financing activities partially offset by approximately $605,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts partially offset by the receipt of insurance proceeds.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment properties and additional loan costs paid related to the December 2005 second mortgage obtained on The Village Apartments partially offset by an advance from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $133,000 of capital improvements at Brighton Crest Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the six months ended June 30, 2006 the Partnership completed approximately $240,000 of capital improvements at the property arising from the redevelopment of the property which includes capitalized construction period interest of approximately $7,000. Additional capital improvements of approximately $194,000 consisted primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow, an advance from an affiliate of the Managing General Partner and insurance proceeds. In August 2005, the Partnership began a major redevelopment project in order for the property to become more competitive with other properties in the Dallas area.  The redevelopment was completed in the first quarter of 2006 at a total cost of approximately $2,200,000.  The project consisted of structural upgrades, interior and exterior building improvements, balcony and deck upgrades, partial roof replacement, major landscaping, and parking area upgrades. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership had no material commitments for property improvements and replacements, now that the redevelopment project is complete, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $86,000 of capital improvements at The Village Apartments, consisting primarily of structural upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner.  To the extent that such capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Village Apartments consists of a first mortgage of approximately $3,261,000 and a second mortgage of approximately $2,057,000, both of which mature on December 1, 2015 at which time balloon payments of approximately $2,888,000 and $1,735,000 are due. The remaining mortgage indebtedness of approximately $15,029,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

There were no distributions during the six months ended June 30, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during the remainder of 2006 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,660 limited partnership units (the "Units") in the Partnership representing 62.25% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.25% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

Date: August 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 14, 2006

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

Date:  August 14, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Growth Plus GP Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 14, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 14, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.