Form 10QSB
period 2006-09-30
DAVIDSON GROWTH PLUS LP
filed 2006-11-14
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 117
Receivables and deposits		81
Restricted escrows		501
Other assets		878
Investment properties:
Land	$ 4,650
Buildings and related personal property	26,927
	31,577
Less accumulated depreciation	(18,040)	13,537
		$ 15,114
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 160
Tenant security deposit liabilities		99
Accrued property taxes		223
Other liabilities		332
Due to affiliates (Note B)		2,738
Mortgage notes payable		20,197

Partners' Deficit
General partners	$ (1,076)
Limited partners (28,371.75 units issued and
outstanding)	(7,559)	(8,635)
		$ 15,114

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 1,326	$ 1,258	$ 3,951	$ 3,620
Other income	139	127	419	348
Casualty gain (Note D)	103	--	191	--
Total revenues	1,568	1,385	4,561	3,968

Expenses:
Operating	804	787	2,205	1,952
General and administrative	42	57	154	159
Depreciation	378	292	1,112	850
Interest	425	372	1,262	1,106
Property taxes	124	125	401	396
Total expenses	1,773	1,633	5,134	4,463

Net loss	$ (205)	$ (248)	$ (573)	$ (495)

Net loss allocated to general
partners (3%)	$ (6)	$ (8)	$ (17)	$ (15)
Net loss allocated to limited
partners (97%)	(199)	(240)	(556)	(480)

	$ (205)	$ (248)	$ (573)	$ (495)

Net loss per limited
partnership unit	$ (7.02)	$ (8.46)	$(19.60)	$(16.92)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	28,371.75	$ 1	$28,376	$28,377

Partners' deficit at
December 31, 2005	28,371.75	$(1,059)	$(7,003)	$(8,062)

Net loss for the nine months
ended September 30, 2006	--	(17)	(556)	(573)

Partners' deficit at
September 30, 2006	28,371.75	$(1,076)	$(7,559)	$(8,635)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (573)	$ (495)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,112	850
Casualty (gain) loss	(191)	12
Amortization of loan costs	43	35
Change in accounts:
Receivables and deposits	171	(3)
Other assets	(63)	(96)
Accounts payable	54	(12)
Tenant security deposit liabilities	7	6
Accrued property taxes	8	158
Other liabilities	71	(77)
Due to affiliates	189	113
Net cash provided by operating activities	828	491

Cash flows from investing activities:
Property improvements and replacements	(1,396)	(1,068)
Net deposits to restricted escrows	(277)	(73)
Insurance proceeds received	243	--
Net cash used in investing activities	(1,430)	(1,141)

Cash flows from financing activities:
Loan costs paid	(8)	--
Payments on mortgage notes payable	(443)	(461)
Advances from affiliate	569	981
Net cash provided by financing activities	118	520

Net decrease in cash and cash equivalents	(484)	(130)
Cash and cash equivalents at beginning of period	601	203
Cash and cash equivalents at end of period	$ 117	$ 73

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,104	$ 1,088

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 53	$ 547

At December 31, 2005, approximately $326,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2006.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $215,000 and $194,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $149,000 and $159,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expense and investment properties.  The portion of these reimbursements included in investment properties for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $52,000 and $56,000, respectively.  As of September 30, 2006, the Partnership owed an affiliate of the Managing General Partner approximately $55,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. No Partnership management fees were accrued or paid during the nine months ended September 30, 2006 and 2005.  Unpaid subordinated Partnership management fees at September 30, 2006, are approximately $44,000, which is included in other liabilities.

Note B – Transactions with Affiliated Parties (continued)

During the nine months ended September 30, 2006 and 2005, the Managing General Partner advanced approximately $569,000 and $981,000, respectively, to the Partnership. The advances in 2006 have been for operating expenses at all three investment properties and to cover capital expenditures at The Fairway Apartments. The advances in 2005 were to cover capital expenditures, operating costs and real estate taxes. At September 30, 2006, the amount of outstanding loans and accrued interest was approximately $2,683,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest on the advances is charged at prime plus 1%, or 9.25% at September 30, 2006. Interest expense on the advances was approximately $147,000 and $40,000 for the nine months ended September 30, 2006 and 2005, respectively. Subsequent to September 30, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $35,000 for operating expenses at all three investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $177,000 and $80,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $226,000 for the nine months ended September 30, 2006 and a net loss of approximately $291,000 for the nine months ended September 30, 2005. The minority partner’s share of net loss for the nine months ended September 30, 2006 and 2005 was approximately $39,000 and $51,000, respectively. The Partnership recognized 100% of the net loss for the nine months ended September 30, 2006 and 2005 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the nine months ended September 30, 2006 and 2005. The remaining unallocated losses and distributions at September 30, 2006 are approximately $970,000.

Note D – Casualty Events

On March 15, 2006, The Fairway Apartments experienced damage from a fire that damaged a total of 8 units.  Insurance proceeds of approximately $243,000 were received during the nine months ended September 30, 2006 related to this casualty. The Partnership recognized a casualty gain of approximately $191,000 as a result of

Note D – Casualty Events (continued)

the receipt of approximately $243,000 in insurance proceeds net of the write-off of undepreciated assets of approximately $52,000 during the nine months ended September 30, 2006.

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

Note E – Contingencies (continued)

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without

Note E – Contingencies (continued)

regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines, or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Brighton Crest Apartments	94%	90%
Marietta, Georgia
The Fairway Apartments	96%	87%
Plano, Texas
The Village Apartments	94%	94%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2006 was approximately $205,000 and $573,000, respectively, compared to a net loss of approximately $248,000 and $495,000 for the three and nine months ended September 30, 2005. The decrease in net loss for the three months ended September 30, 2006 is due to an increase in total revenues partially offset by an increase in total expenses. The increase in net loss for the nine months ended September 30, 2006 is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues for both periods is due to an increase in both rental income and other income and the recognition of a casualty gain.  Rental income increased due to increases in occupancy at both Brighton Crest Apartments and The Fairway Apartments and increases in the average rental rate at all three properties.  The increase in other income is due to an increase in utility reimbursements and application fees at all three investment properties and an increase in interest income.

On March 15, 2006, The Fairway Apartments experienced damage from a fire that damaged a total of 8 units.  Insurance proceeds of approximately $243,000 were received during the nine months ended September 30, 2006 related to this casualty. The Partnership recognized a casualty gain of approximately $191,000 as a result of the receipt of approximately $243,000 in insurance proceeds net of the write-off of undepreciated assets of approximately $52,000 during the nine months ended September 30, 2006.

In August 2004, the Partnership’s investment property located in Brandon, Florida, The Village Apartments, sustained damage from Hurricane Frances.  The damage was estimated to be approximately $64,000 and the Partnership did not receive any insurance proceeds. During the nine months ended September 30, 2005, the Partnership wrote off the net book value of the damaged assets of approximately $12,000, which resulted in a casualty loss.  The casualty loss is included in operating expense on the accompanying consolidated statement of operations included in “Item 1. Financial Statements”.

Total expenses increased for both periods due to an increase in operating, depreciation and interest expenses. For the three months ended September 30, 2006 the increases were partially offset by a decrease in general and administrative expense.  Property tax expense remained relatively constant for the comparable periods and general and administrative expense remained relatively constant for the nine months ended September 30, 2006. Operating expense increased due to an increase in property, insurance, administrative and management fee expenses partially offset by a decrease in advertising expenses. Property expense increased due to an increase in salaries and related benefits at all three properties and referral costs at Brighton Crest Apartments.  Insurance expense increased due to an increase in hazard insurance premiums at all three investment properties.  Administrative expense increased due to an increase in retention costs and training and travel at all three investment properties. Management fee expense increased as a result of an increase in rental income on which such fee is based. Advertising expense decreased as a result of decreases in both periodicals and referral fees at Brighton Crest Apartments. Depreciation expense increased due to assets being placed into service at all three investment properties.  Interest expense increased due to an increase in advances from an affiliate of the Managing General Partner along with an increase in the variable rate charged on such advances, and the addition of a second mortgage on The Village Apartments in December 2005, partially offset by a decrease in interest expense as a result of scheduled principal payments on the mortgages encumbering the investment properties.

General and administrative expense decreased for the three months ended September 30, 2006 due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $226,000 for the nine months ended September 30, 2006 and a net loss of approximately $291,000 for the nine months ended September 30, 2005. The minority partner’s share of net loss for the nine months ended September 30, 2006 and 2005 was approximately $39,000 and $51,000, respectively. The Partnership recognized 100% of the net loss for the nine months ended September 30, 2006 and 2005 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the nine months ended September 30, 2006 and 2005. The remaining unallocated losses and distributions at September 30, 2006 are approximately $970,000.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $117,000 compared to approximately $73,000 at September 30, 2005.  Cash and cash equivalents decreased approximately $484,000 since December 31, 2005 due to approximately $1,430,000 of cash used in investing activities partially offset by approximately $828,000 of cash provided by operating activities and approximately $118,000 of cash provided by financing activities.  Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts partially offset by the receipt of insurance proceeds.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties and additional loan costs paid related to the December 2005 second mortgage obtained on The Village Apartments.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $198,000 of capital improvements at Brighton Crest Apartments, consisting primarily of cabinet and countertop replacement, floor covering and appliance replacements and plumbing and water heater upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the nine months ended September 30, 2006 the Partnership completed approximately $240,000 of capital improvements at The Fairway Apartments arising from the redevelopment of the property which includes capitalized construction period interest of approximately $7,000. Additional capital improvements of approximately $508,000 consisted primarily of floor covering and appliance replacements and casualty repairs. These improvements were funded from operating cash flow, advances from an affiliate of the Managing General Partner and insurance proceeds. In August 2005, the Partnership began a major redevelopment project in order for the property to become more competitive with other properties in the Dallas area.  The redevelopment was completed in the first quarter of 2006 at a total cost of approximately $2,200,000.  The project consisted of structural upgrades, interior and exterior building improvements, balcony and deck upgrades, partial roof replacement, major landscaping, and parking area upgrades. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership had no material commitments for property improvements and replacements, now that the redevelopment project is complete, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $177,000 of capital improvements at The Village Apartments, consisting primarily of structural and air conditioning upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner.  To the extent that such capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Village Apartments consists of a first mortgage of approximately $3,255,000 and a second mortgage of approximately $2,051,000, both of which mature on December 1, 2015 at which time balloon payments of approximately $2,888,000 and $1,735,000 are due. The remaining mortgage indebtedness of approximately $14,891,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

There were no distributions during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during the remainder of 2006 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,714 limited partnership units (the "Units") in the Partnership representing 62.44% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.44% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial

Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

DAVIDSON GROWTH PLUS, L.P.

EXHIBIT INDEX - CONTINUED

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

DAVIDSON GROWTH PLUS, L.P.

EXHIBIT INDEX - CONTINUED

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Growth Plus GP Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.