Form 10KSB
period 2006-12-31
DAVIDSON GROWTH PLUS LP
filed 2007-03-30
CIK 795757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $6,178,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those that may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Brighton Crest	$15,641	$10,172	5-30 yrs	S/L	$ 7,750
Apartments
The Fairway	10,674	4,506	5-30 yrs	S/L	6,811
Apartments
The Village	5,767	3,750	5-30 yrs	S/L	3,175
Apartments
	$32,082	$18,428			$17,736

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Brighton Crest
Apartments	$ 9,257	7.16%	20 years	02/01/22	$ --

The Fairway
Apartments	5,495	7.27%	20 years	01/01/21	--

The Village
Apartments
1st mortgage (3)	3,248	7.47%	30 years	12/01/15	2,888
2nd mortgage (3)	2,044	5.62%	30 years	12/01/15	1,735

Total	$20,044				$4,623

(1)

Fixed rate mortgages.

(2)

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership’s ability to prepay the loans and other details about the loans.

(3)

On December 1, 2005 the Partnership obtained a second mortgage loan on The Village Apartments in the amount of $2,070,000. The second mortgage bears interest at a fixed rate of 5.62% and requires monthly payments of principal and interest of approximately $12,000 beginning on January 1, 2006 until the loan matures on December 1, 2015, with a balloon payment of approximately $1,735,000 due at maturity. In connection with obtaining the second mortgage, loan costs of approximately $74,000 and $8,000 were capitalized during the years ended December 31, 2005 and 2006, respectively and are included in other assets.

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Brighton Crest Apartments (1)	$7,731	$7,479	95%	92%
The Fairway Apartments (2)	7,711	7,551	96%	89%
The Village Apartments	10,678	9,961	94%	94%

(1)

The Managing General Partner attributes the increase in occupancy at Brighton Crest Apartments to improved curb appeal of the property and improved tenant retention efforts.

(2)

The Managing General Partner attributes the increase in occupancy at The Fairway Apartments to better pricing of units, added outdoor amenities and improved curb appeal.

As noted under "Item 1. Description of Business", the Partnership's properties are subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that all of the properties are adequately insured.  Each property is an apartment complex which leases its units for lease terms of one year or less.  No resident leases 10% or more of the available rental space.  The properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were:

	2006	2006
	Taxes	Rates
	(in thousands)

Brighton Crest Apartments	$181	2.53%
The Fairway Apartments	204	2.39%
The Village Apartments	141	2.12%

Capital Improvements

Brighton Crest Apartments

During the year ended December 31, 2006, the Partnership completed approximately $403,000 of capital improvements at Brighton Crest Apartments, consisting primarily of structural improvements, cabinet and countertop replacements, plumbing and water heater upgrades, tennis court improvements, and floor covering and appliance replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.

Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the year ended December 31, 2006, the Partnership completed approximately $240,000 of capital improvements at The Fairway Apartments arising from the redevelopment of the property which includes capitalization of construction period interest of approximately $7,000. Additional capital improvements of approximately $723,000 consisted primarily of plumbing fixture upgrades, casualty repairs, structural upgrades, major landscaping, recreational facility upgrades, and floor covering and appliance replacements.  These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner. In August 2005, the Partnership began a major redevelopment project in order for the property to become more competitive with other properties in the Dallas area.  The redevelopment was completed in the first quarter of 2006 at a total cost of approximately $2,200,000.  The project consisted of structural upgrades, interior and exterior building improvements, balcony and deck upgrades, partial roof replacement, major landscaping, and parking area upgrades. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Village Apartments

During the year ended December 31, 2006, the Partnership completed approximately $260,000 of capital improvements at The Village Apartments, consisting primarily of floor covering and appliance replacements, structural and air conditioning upgrades, and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 28,371.75 Limited Partnership Units (the "Units") aggregating $28,376,000.  As of December 31, 2006, there were 1,197 holders of record owning an aggregate of 28,371.75 Units.  Affiliates of the Managing General Partner owned 17,799 Units or 62.74% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2007 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,799 Units in the Partnership representing 62.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2006 and 2005 was approximately $754,000 and $630,000, respectively.  The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in both rental and other income and the recognition of a casualty gain.  Rental income increased due to an increase in occupancy at both Brighton Crest Apartments and The Fairway Apartments, an increase in the average rental rate at all three investment properties and a decrease in bad debt expense at Brighton Crest Apartments.  Other income increased due to an increase in resident utility reimbursements, ancillary income and application fees at all three investment properties.

On March 15, 2006, The Fairway Apartments experienced damage from a fire that damaged a total of 8 units.  Insurance proceeds of approximately $297,000 were received during the year ended December 31, 2006 related to this casualty. The Partnership recognized a casualty gain of approximately $246,000 as a result of the receipt of approximately $297,000 in insurance proceeds net of the write-off of undepreciated assets of approximately $51,000 during the year ended December 31, 2006.

In August 2004, the Partnership’s investment property located in Brandon, Florida, The Village Apartments, sustained damage from Hurricane Frances.  The damage was estimated to be approximately $64,000 and the Partnership did not receive any insurance proceeds. During the year ended December 31, 2005, the Partnership wrote off the net book value of the damaged assets of approximately $12,000, which resulted in a casualty loss.  The casualty loss is included in operating expense on the consolidated statement of operations for the year ended December 31, 2005 included in “Item 7. Financial Statements”.

The increase in total expenses is due to increases in operating, deprecation and interest expenses. Property tax expense and general and administrative expense remained relatively constant for the comparable periods.   Operating expense increased due to an increase in property, insurance, administrative and management fee expenses partially offset by a decrease in advertising expenses. Property expense increased due to an increase in salaries and related benefits at all three properties and referral costs at Brighton Crest Apartments.  Insurance expense increased due to an increase in hazard insurance premiums at all three investment properties.  Administrative expense increased due to an increase in retention costs and training and travel at all three investment properties. Management fee expense increased as a result of an increase in rental income on which such fee is based. Advertising expense decreased as a result of decreases in both periodicals and referral fees at Brighton Crest Apartments. Depreciation expense increased due to assets being placed into service at all three investment properties over the past twelve months.  Interest expense increased due to an increase in advances from an affiliate of the Managing General Partner along with an increase in the variable interest rate charged on such advances, and the addition of a second mortgage on The Village Apartments in December 2005, partially offset by a decrease in interest expense as a result of scheduled principal payments on the mortgages encumbering the investment properties as well as a decrease in capitalized interest as a result of the completion of the redevelopment project at The Fairway Apartments.

Included in general and administrative expenses for the years ended December 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $322,000 and $371,000 during the years ended December 31, 2006 and 2005, respectively. The minority partner’s share of net losses for the years ended December 31, 2006 and 2005 was approximately $56,000 and $65,000, respectively.  However, the Partnership recognized 100% of the net loss due to the minority partner’s investment balance being reduced to zero in 2002. The remaining unallocated losses and distributions at December 31, 2006 are approximately $987,000. There were no distributions from the Joint Venture to the minority partner during the years ended December 31, 2006 and 2005.

Liquidity and Capital Resources

The Partnership had cash and cash equivalents of approximately $281,000 at December 31, 2006, compared to approximately $601,000 at December 31, 2005. For the year ended December 31, 2006, cash and cash equivalents decreased by approximately $320,000. The decrease in cash and cash equivalents is due to approximately $1,411,000 of cash used in investing activities partially offset by approximately $1,091,000 of cash provided by operating activities. Cash provided by financing activities netted to zero.  Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts and the receipt of insurance proceeds.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner offset by principal payments made on the mortgages encumbering the Partnership’s investment properties and additional loan costs paid related to the December 2005 second mortgage obtained on The Village Apartments.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On December 1, 2005, the Partnership obtained a second mortgage loan on The Village Apartments in the amount of $2,070,000.  The Partnership received net proceeds of approximately $1,996,000 after payment of costs and fees associated with obtaining the second mortgage. The second mortgage bears interest at a fixed rate of 5.62% and requires monthly payments of principal and interest of approximately $12,000 beginning on January 1, 2006 until the loan matures on December 1, 2015, with a balloon payment of approximately $1,735,000 due at maturity.  In connection with obtaining the second mortgage loan costs of approximately $74,000 and $8,000 were capitalized during the years ended December 31, 2005 and 2006, respectively, and are included in other assets. The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the second mortgage would bear interest at a rate equal to the one month British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage with the payment of a prepayment penalty as defined in the loan agreement.

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

The remaining mortgage indebtedness of approximately $14,752,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

There were no distributions during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,799 limited partnership units (the "Units") in the Partnership representing 62.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

DAVIDSON GROWTH PLUS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Growth Plus, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Growth Plus, L.P. as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2007

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 281
Receivables and deposits		111
Restricted escrows		130
Other assets		783
Investment properties (Notes B and E):
Land	$ 4,650
Buildings and related personal property	27,432
	32,082
Less accumulated depreciation	(18,428)	13,654
		$ 14,959
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 254
Tenant security deposit liabilities		98
Accrued property taxes		204
Other liabilities		303
Due to affiliates (Note D)		2,872
Mortgage notes payable (Note B)		20,044

Partners' Deficit
General partners	$ (1,082)
Limited partners (28,371.75 units issued and
outstanding)	(7,734)	(8,816)
		$ 14,959

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended
	December 31,
	2006	2005
Revenues:
Rental income	$ 5,341	$ 4,899
Other income	591	472
Casualty gain (Note G)	246	--
Total revenues	6,178	5,371

Expenses:
Operating	2,989	2,621
General and administrative	208	214
Depreciation	1,499	1,160
Interest	1,709	1,487
Property taxes	527	519
Total expenses	6,932	6,001

Net loss (Note C)	$ (754)	$ (630)

Net loss allocated to general partners (3%)	$ (23)	$ (19)

Net loss allocated to limited partners (97%)	(731)	(611)

	$ (754)	$ (630)

Net loss per limited partnership unit	$(25.77)	$(21.54)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	28,371.75	$ 1	$28,376	$28,377

Partners' deficit at
December 31, 2004	28,371.75	$(1,040)	$(6,392)	$(7,432)

Net loss for the year ended
December 31, 2005	--	(19)	(611)	(630)

Partners' deficit at
December 31, 2005	28,371.75	(1,059)	(7,003)	(8,062)

Net loss for the year ended
December 31, 2006	--	(23)	(731)	(754)

Partners' deficit at
December 31, 2006	28,371.75	$(1,082)	$(7,734)	$(8,816)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (754)	$ (630)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,499	1,160
Casualty (gain) loss	(246)	12
Amortization of loan costs	58	41
Bad debt expense	39	62
Change in accounts:
Receivables and deposits	102	(208)
Other assets	17	(32)
Accounts payable	51	(11)
Tenant security deposit liabilities	6	4
Accrued property taxes	(11)	(23)
Other liabilities	42	(91)
Due to affiliates	288	(107)
Net cash provided by operating activities	1,091	177

Cash flows from investing activities:
Property improvements and replacements	(1,802)	(2,617)
Net withdrawals from restricted escrows	94	3
Insurance proceeds received	297	--
Net cash used in investing activities	(1,411)	(2,614)

Cash flows from financing activities:
Payments on mortgage notes payable	(596)	(608)
Proceeds from mortgage note payable	--	2,070
Loan costs paid	(8)	(74)
Advances from affiliate	604	2,089
Repayments of advances from affiliate	--	(642)
Net cash provided by financing activities	--	2,835

Net (decrease) increase in cash and cash equivalents	(320)	398
Cash and cash equivalents at beginning of year	601	203
Cash and cash equivalents at end of year	$ 281	$ 601

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,454	$ 1,410
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts payable	$ 150	$ 326

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in The New Fairways, LP and its 82.5% general partnership interest in Sterling Crest Joint Venture ("Sterling Crest") which operates Brighton Crest Apartments. Because the Partnership may remove the general partner of The New Fairway, L.P. and has a controlling interest in Sterling Crest, these partnerships are controlled and consolidated by the Partnership. All significant inter-entity balances have been eliminated.

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

Investment Properties

Investment properties consists of three apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized  during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the year ended December 31, 2006, the Partnership capitalized interest of approximately $7,000. During the year ended December 31, 2005, the Partnership capitalized interest of approximately $27,000, property taxes of approximately $4,000 and operating costs of approximately $2,000.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $218,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrows

A general replacement reserve account was established in 2002 at Brighton Crest and The Village Apartments as a result of their refinancing.  These funds were established to cover necessary repairs and replacements of existing improvements. The reserve account balance at December 31, 2006 is approximately $130,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $114,000 and $187,000 for the years ended December 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long-term debt discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt.  The fair value of the Partnership's long term debt, at the Partnership’s incremental borrowing rate, is approximately $21,369,000.

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

Deferred Costs

Loan costs of approximately $829,000, less accumulated amortization of approximately $191,000, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements.  Amortization expense was approximately $58,000 and $41,000 for the years ended December 31, 2006 and 2005, respectively, and is included in interest expense.  Amortization expense is expected to be approximately $56,000 for the years 2007 and 2008, approximately $55,000 for the years 2009 and 2010 and approximately $54,000 for the year 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership adopted SFAS No. 154 effective January 1, 2006.  The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Brighton Crest
Apartments (1)	$ 9,257	$ 84	7.16%	02/01/22	$ --
The Fairway
Apartments	5,495	52	7.27%	01/01/21	--
The Village
Apartments (1)
1st mortgage	3,248	23	7.47%	12/01/15	2,888
2nd mortgage	2,044	12	5.62%	12/01/15	1,735
Totals	$20,044	$171			$4,623

On December 1, 2005, the Partnership obtained a second mortgage loan on The Village Apartments in the amount of $2,070,000.  The Partnership received net proceeds of approximately $1,996,000 after payment of costs and fees associated with obtaining the second mortgage. The second mortgage bears interest at a fixed rate of 5.62% and requires monthly payments of principal and interest of approximately $12,000 beginning on January 1, 2006 until the loan matures on December 1, 2015, with a balloon payment of approximately $1,735,000 due at maturity.  In connection with obtaining the second mortgage loan costs of approximately $74,000 and $8,000 were capitalized during the years ended December 31, 2005 and 2006, respectively, and are included in other assets. The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the second mortgage would bear interest at a rate equal to the one month British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage with the payment of a prepayment penalty as defined in the loan agreement.

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

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  The mortgage notes payable include prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006, are as follows (in thousands):

2007	$ 640
2008	687
2009	738
2010	792
2011	851
Thereafter	16,336
$20,044

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (dollar amounts in thousands, except per unit data):

	2006	2005
Net loss as reported	$ (754)	$ (630)
Add (deduct):
Depreciation differences	(156)	66
Unearned income	24	(51)
Other	(132)	(28)

Federal taxable loss	$(1,018)	$ (643)

Federal taxable loss per
limited partnership unit	$(34.88)	$(22.02)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$ (8,816)
Land and buildings	2,140
Accumulated depreciation	1,942
Syndication and distribution costs	3,766
Other	2,088
Net assets - Federal tax basis	$ 1,120

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $291,000 and $266,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $229,000 and $239,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expense and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are related to construction management services provided by an affiliate of the Managing General Partner of approximately $96,000 and $83,000, respectively.  As of December 31, 2006, the Partnership owed an affiliate of the Managing General Partner approximately $90,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. No Partnership management fees were paid during 2006 and 2005.  No such fees were earned or accrued during the year ended December 31, 2006.  Unpaid subordinated Partnership management fees at December 31, 2006 are approximately $44,000 which is included in other liabilities.

During the years ended December 31, 2006 and 2005 the Managing General Partner advanced the Partnership approximately $604,000 and $2,089,000, respectively, to pay operational expenses and capital expenditures for all three investment properties. Interest on advances is charged at prime plus 1%, or 9.25% at December 31, 2006. Interest expense on these advances was approximately $211,000 and $86,000 for the years ended December 31, 2006 and 2005, respectively. The Partnership made payments of approximately $10,000 of accrued interest during the year ended December 31, 2006. The Partnership made payments of approximately $698,000 on advances and accrued interest during the year ended December 31, 2005.  At December 31, 2006, the amount of outstanding loans and accrued interest was approximately $2,782,000 and is included in due to affiliates. Subsequent to December 31, 2006 an affiliate of the Managing General Partner advanced approximately $54,000 to the Partnership to pay operational expenses for all three investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $176,000 and $80,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,799 limited partnership units (the "Units") in the Partnership representing 62.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Costs
			and Related	(Removed) Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Brighton Crest
Apartments	$ 9,257	$ 2,619	$13,122	$ (100)
The Fairway
Apartments	5,495	2,560	3,883	4,231
The Village
Apartments	5,292	615	3,799	1,353

Totals	$20,044	$ 5,794	$20,804	$ 5,484

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Brighton Crest
Apartments	$ 1,911	$13,730	$15,641	$10,172	1987	09/87	5-30
The Fairway
Apartments	2,213	8,461	10,674	4,506	1979	05/88	5-30
The Village
Apartments	526	5,241	5,767	3,750	1986	05/88	5-30

Totals	$ 4,650	$27,432	$32,082	$18,428

In August 2005, the Partnership began a major redevelopment project at The Fairway Apartments in an effort to increase occupancy and become competitive in the local market. The redevelopment project was completed in the first quarter of 2006 at a total cost of approximately $2,200,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. As of December 31, 2005, approximately $27,000 of construction period interest, approximately $4,000 of construction period real estate taxes and approximately $2,000 of other construction period operating costs were capitalized. During 2006 approximately $7,000 of additional construction period interest was capitalized.  The project was funded by operating cash flow and advances from an affiliate of the Managing General Partner.

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$30,636	$27,791
Property improvements and replacements	1,626	2,890
Disposal of property	(180)	(45)
Balance at end of year	$32,082	$30,636

Accumulated Depreciation
Balance at beginning of year	$17,058	$15,931
Additions charged to expense	1,499	1,160
Disposal of property	(129)	(33)
Balance at end of year	$18,428	$17,058

The aggregate cost of investment properties for Federal income tax purposes at December 31, 2006 and 2005, is approximately $34,222,000 and $32,837,000, respectively. Total accumulated depreciation for Federal income tax purposes at December 31, 2006 and 2005, is approximately $16,486,000 and $14,985,000, respectively.

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

The Joint Venture had a net loss of approximately $322,000 and $371,000 during the years ended December 31, 2006 and 2005, respectively. The minority partner's share of net losses for the years ended December 31, 2006 and 2005 was approximately $56,000 and $65,000, respectively. However, the Partnership recognized 100% of the net loss due to the minority partner’s investment balance being reduced to zero in 2002. The remaining unallocated losses and distributions at December 31, 2006 are approximately $987,000. There were no distributions from the Joint Venture to the minority partner during the years ended December 31, 2006 and 2005.

Note G – Casualty Events

On March 15, 2006, The Fairway Apartments experienced damage from a fire that damaged a total of 8 units.  Insurance proceeds of approximately $297,000 were received during the year ended December 31, 2006 related to this casualty. The Partnership recognized a casualty gain of approximately $246,000 as a result of the receipt of approximately $297,000 in insurance proceeds net of the write-off of undepreciated assets of approximately $51,000 during the year ended December 31, 2006.

In August 2004, the Partnership’s investment property located in Brandon, Florida, The Village Apartments, sustained damage from Hurricane Frances.  The damage was estimated to be approximately $64,000 and the Partnership did not receive any insurance proceeds. During the year ended December 31, 2005, the Partnership wrote off the net book value of the damaged assets of approximately $12,000, which resulted in a casualty loss.  The casualty loss is included in operating expense on the accompanying consolidated statement of operations for the year ended December 31, 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Davidson Growth Plus, LP (the “Registrant” or the “Partnership”) does not have any directors or officers. Davidson Growth Plus GP Corporation (“DGPGP” or the “Managing General Partner”), is responsible for the management and control of substantially all of the Partnership’s operations and has general responsibility and ultimate authority in all matters affecting the Partnership’s business.

The present directors and officers of the Managing General Partner are listed below.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor the officers received any remuneration from the Partnership for the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2006.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	2,482.83	8.75%
(an affiliate of AIMCO)
Cooper River Properties, LLC	3,937.00	13.88%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	11,379.17	40.11%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2006, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Partnership’s Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $291,000 and $266,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $229,000 and $239,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expense and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are related to construction management services provided by an affiliate of the Managing General Partner of approximately $96,000 and $83,000, respectively.  As of December 31, 2006, the Partnership owed an affiliate of the Managing General Partner approximately $90,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. No Partnership management fees were paid during 2006 and 2005.  No such fees were earned or accrued during the year ended December 31, 2006.  Unpaid subordinated Partnership management fees at December 31, 2006 are approximately $44,000 which is included in other liabilities.

During the years ended December 31, 2006 and 2005 the Managing General Partner advanced the Partnership approximately $604,000 and $2,089,000, respectively, to pay operational expenses and capital expenditures for all three investment properties. Interest on advances is charged at prime plus 1%, or 9.25% at December 31, 2006. Interest expense on these advances was approximately $211,000 and $86,000 for the years ended December 31, 2006 and 2005, respectively. The Partnership made payments of approximately $10,000 of accrued interest during the year ended December 31, 2006. The Partnership made payments of approximately $698,000 on advances and accrued interest during the year ended December 31, 2005.  At December 31, 2006, the amount of outstanding loans and accrued interest was approximately $2,782,000 and is included in due to affiliates. Subsequent to December 31, 2006 an affiliate of the Managing General Partner advanced approximately $54,000 to the Partnership to pay operational expenses for all three investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $176,000 and $80,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,799 limited partnership units (the "Units") in the Partnership representing 62.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $45,000 and $41,000 for 2006 and 2005, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $18,000 and $17,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2007
Stephen B. Waters

DAVIDSON GROWTH PLUS, L.P.

EXHIBIT INDEX

Exhibit

 3

Agreement of Limited Partnership is incorporated by reference to the Prospectus of the Registrant dated April 13, 1986 as filed with the Commission pursuant to Rule 424(b) under the Act.

 3A

Amendments to the Partnership Agreement dated August 20, 1986 and January 1, 1987 are incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

 4

Certificate of Limited Partnership dated May 20, 1986 is incorporated by reference to the Registrant's Registration Statement on Form S-11 dated June 23, 1986.

10M

Sterling Crest Joint Venture Agreement dated June 29, 1987 between Freeman Income Real Estate, L.P. and Freeman Georgia Ventures, Inc. is incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 8-K dated December 29, 1987.

100

Amended and Restated Sterling Crest Joint Venture Agreement dated June 29, 1987 among Freeman Income Real Estate, L.P., Freeman Georgia Ventures, Inc. and the Registrant, is incorporated by reference to Exhibit 10(e) to the Registrant's Current Report on Form 8-K dated December 29, 1987.

10P

Assignment and Indemnity Agreement dated September 25, 1987 among Freeman Georgia Ventures, Inc., the Registrant and Freeman Income Real Estate, L.P. relating to Sterling Crest Apartments, is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated September 25, 1987.

10Q

Warranty Deed dated June 30, 1987 between Sterling Crest Development Partners, Ltd., and Sterling Crest Joint Venture is incorporated by reference to the Registrant's Current Report on Form 8-K dated September 25, 1987.

10DD

Multifamily Note dated December 15, 2000, by and between The Fairways, L.P., a Delaware limited partnership, and Reilly Mortgage Group, Inc., a District of Columbia Corporation, relating to The Fairways Apartments is incorporated by reference of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10EE

Multifamily Note dated January 8, 2002, by and between AIMCO Village, L.P., a Delaware limited partnership and ARCS Commercial Mortgage Co., L.P. relating to The Village Apartments (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

10 FF

Multifamily Note dated January 14, 2002, by and between Brighton Crest, L.P., a South Carolina limited partnership and ARCS Commercial Mortgage Co., L.P. relating to Brighton Crest Apartments (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

10 GG

Multifamily Mortgage, Assignment of Rents and Security Agreement dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank. (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Current Report on Form 8-K dated December 1, 2005).

10 HH

Multifamily Note dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank. (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Current Report on Form 8-K dated December 1, 2005).

10 II

Replacement Reserve Agreement dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank.  (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Current Report on Form 8-K dated December 1, 2005).

10 JJ

Guaranty dated December 1, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank. (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Current Report on Form 8-K dated December 1, 2005).

10 KK

Amended and Restated Multifamily Mortgage, Assignment of Rents, and Security Agreement dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation. (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Current Report on Form 8-K dated December 1, 2005).

10 LL

Amended and Restated Multifamily Note dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation. (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Current Report on Form 8-K dated December 1, 2005).

10 MM

Amended and Restated Guaranty dated December 1, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation. (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Current Report on Form 8-K dated December 1, 2005).

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

Date:  March 30, 2007

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

Date:  March 30, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Growth Plus GP Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Davidson Growth Plus, L.P. (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.