Form 10QSB
period 2007-03-31
DAVIDSON GROWTH PLUS LP
filed 2007-05-15
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 125
Receivables and deposits		96
Restricted escrows		166
Other assets		989
Investment properties:
Land	$ 4,650
Buildings and related personal property	27,726
	32,376
Less accumulated depreciation	(18,804)	13,572
		$ 14,948
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 503
Tenant security deposit liabilities		97
Accrued property taxes		151
Other liabilities		342
Due to affiliates (Note B)		3,032
Mortgage notes payable		19,887

Partners' Deficit
General partners	$ (1,089)
Limited partners (28,371.75 units issued and
outstanding)	(7,975)	(9,064)
		$ 14,948

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 1,367	$ 1,309
Other income	150	135
Total revenues	1,517	1,444

Expenses:
Operating	750	660
General and administrative	57	52
Depreciation	376	360
Interest	429	414
Property taxes	153	140
Total expenses	1,765	1,626

Net loss	$ (248)	$ (182)

Net loss allocated to general partners (3%)	$ (7)	$ (5)

Net loss allocated to limited partners (97%)	(241)	(177)

	$ (248)	$ (182)

Net loss per limited partnership unit	$ (8.49)	$ (6.24)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	28,371.75	$ 1	$28,376	$28,377

Partners' deficit at
December 31, 2006	28,371.75	$(1,082)	$(7,734)	$(8,816)

Net loss for the three months
ended March 31, 2007	--	(7)	(241)	(248)

Partners' deficit at
March 31, 2007	28,371.75	$(1,089)	$(7,975)	$(9,064)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (248)	$ (182)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	376	360
Amortization of loan costs	14	14
Change in accounts:
Receivables and deposits	15	175
Other assets	(220)	(215)
Accounts payable	337	322
Tenant security deposit liabilities	(1)	1
Accrued property taxes	(53)	(75)
Other liabilities	39	41
Due to affiliates	106	58
Net cash provided by operating activities	365	499

Cash flows from investing activities:
Property improvements and replacements	(382)	(768)
Net (deposits to) withdrawals from restricted escrows	(36)	37
Net cash used in investing activities	(418)	(731)

Cash flows from financing activities:
Payments on mortgage notes payable	(157)	(147)
Advances from affiliate	54	124
Loan costs paid	--	(8)
Net cash used in financing activities	(103)	(31)

Net decrease in cash and cash equivalents	(156)	(263)
Cash and cash equivalents at beginning of period	281	601
Cash and cash equivalents at end of period	$ 125	$ 338

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 347	$ 366
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 62	$ 59

At December 31, 2006 and 2005, approximately $150,000 and $326,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Partnership’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $77,000 and $72,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $79,000 and $51,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expense and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $40,000 and $15,000, respectively.  As of March 31, 2007, the Partnership owed an affiliate of the Managing General Partner approximately $131,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. No Partnership management fees were accrued or paid during the three months ended March 31, 2007 and 2006.  Unpaid subordinated Partnership management fees at March 31, 2007, are approximately $44,000, which are included in other liabilities.

During the three months ended March 31, 2007 and 2006, the Managing General Partner advanced approximately $54,000 and $124,000, respectively, to the Partnership to pay operating expenses. At March 31, 2007, the amount of outstanding loans and accrued interest was approximately $2,901,000 and is included in due to affiliates. Interest on the advances is charged at prime plus 1%, or 9.25% at March 31, 2007. Interest expense on the advances was approximately $65,000 and $43,000 for the three months ended March 31, 2007 and 2006, respectively. Subsequent to March 31, 2007 the Managing General Partner advanced approximately $335,000 to the Partnership for operational expenses at all of the investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $210,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $177,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

The Joint Venture had a net loss of approximately $85,000 for the three months ended March 31, 2007 and net income of approximately $4,000 for the three months ended March 31, 2006, respectively. The minority partner’s share of net loss and net income for the three months ended March 31, 2007 and 2006 was approximately $16,000 and $1,000, respectively. The Partnership recognized 100% of the net loss for the three months ended March 31, 2007 and the net income for the three months ended March 31, 2006 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the three months ended March 31, 2007 and 2006. The remaining unallocated losses and distributions at March 31, 2007 are approximately $1,003,000.

Note D – Contingencies

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Brighton Crest Apartments	94%	95%
Marietta, Georgia
The Fairway Apartments	98%	97%
Plano, Texas
The Village Apartments	93%	96%
Brandon, Florida

The Managing General Partner attributes the decrease in occupancy at The Village Apartments to a weaker market for 2007 as compared to 2006.

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

Results of Operations

The Partnership had net losses of approximately $248,000 and $182,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in net loss for the three months ended March 31, 2007 is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues was due to an increase in both rental income and other income.  Rental income increased due to an increase in occupancy at The Fairway Apartments, increases in the average rental rates at all three investment properties and a decrease in bad debt expense at Brighton Crest Apartments partially offset by a decrease in occupancy at The Village Apartments.  The increase in other income is due to an increase in utility reimbursements and lease cancellation fees at Fairway Apartments.

Total expenses increased due to increases in operating, depreciation, interest and property tax expense.  General and administrative expense remained relatively constant for the comparable period. Operating expense increased due to an increase in property, insurance and maintenance expenses.  Property expense increased due to an increase in salaries at Brighton Crest Apartments and increases in leasing payroll at Brighton Crest Apartments and The Village Apartments.  Insurance expense increased due to an increase in hazard insurance costs at all three investment properties.  Maintenance expenses increased due to costs incurred during the three months ended March 31, 2007 related to water pipe leaks at Brighton Crest Apartments. Depreciation expense increased due to assets placed in service during the past year which are now being depreciated. Interest expense increased due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of an increase in advances and the variable rate charged on such advances partially offset by the capitalization of interest related to down units at Brighton Crest Apartments as a result of water pipe leaks. Property tax expense increased due to an increase in the assessed value of Brighton Crest Apartments.

Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

The Joint Venture had a net loss of approximately $85,000 for the three months ended March 31, 2007 and net income of approximately $4,000 for the three months ended March 31, 2006, respectively. The minority partner’s share of net loss and net income for the three months ended March 31, 2007 and 2006 was approximately $16,000 and $1,000, respectively. The Partnership recognized 100% of the net loss for the three months ended March 31, 2007 and the net income for the three months ended March 31, 2006 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the three months ended March 31, 2007 and 2006. The remaining unallocated losses and distributions at March 31, 2007 are approximately $1,003,000.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $125,000 compared to approximately $338,000 at March 31, 2006.  Cash and cash equivalents decreased approximately $156,000 since December 31, 2006 due to approximately $418,000 of cash used in investing activities and $103,000 of cash used in financing activities partially offset by approximately $365,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrow accounts.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment properties partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $119,000 of capital improvements at Brighton Crest Apartments, consisting primarily of roof replacement, floor covering, appliance and sprinkler system replacements. Included in these capital improvements is approximately $7,000 and $3,000 of construction period interest and taxes. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the three months ended March 31, 2007 the Partnership completed approximately $104,000 of capital improvements at the Fairway Apartments consisting primarily of laundry room enhancements, interior decoration, floor covering and appliance replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $71,000 of capital improvements at The Village Apartments, consisting primarily of enhancements to rental units, floor covering and appliance replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations and Partnership reserves.  To the extent that such capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Village Apartments consists of a first mortgage of approximately $3,240,000 and a second mortgage of approximately $2,037,000, both of which mature on December 1, 2015 at which time balloon payments of approximately $2,888,000 and $1,735,000 are due. The remaining mortgage indebtedness of approximately $14,610,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

There were no distributions during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during the remainder of 2007 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,799 limited partnership units (the "Units") in the Partnership representing 62.74% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

Date: May 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2007	By: /s/Stephen B. Waters
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

Date:  May 15, 2007

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

Date:  May 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Growth Plus GP Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.