Form 10QSB
period 2007-06-30
DAVIDSON GROWTH PLUS LP
filed 2007-08-14
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 72
Receivables and deposits		109
Restricted escrows		201
Other assets		919
Investment properties:
Land	$ 4,650
Buildings and related personal property	28,035
	32,685
Less accumulated depreciation	(19,188)	13,497
		$ 14,798
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 177
Tenant security deposit liabilities		107
Accrued property taxes		302
Other liabilities		307
Due to affiliates (Note B)		3,593
Mortgage notes payable		19,729

Partners' Deficit
General partners	$ (1,100)
Limited partners (28,371.75 units issued and
outstanding)	(8,317)	(9,417)
		$ 14,798

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,344	$ 1,316	$ 2,711	$ 2,625
Other income	160	145	310	280
Total revenues	1,504	1,461	3,021	2,905

Expenses:
Operating	824	741	1,574	1,401
General and administrative	63	60	120	112
Depreciation	384	374	760	734
Interest	434	423	863	837
Property taxes	152	137	305	277
Total expenses	1,857	1,735	3,622	3,361

Casualty gain (Note D)	--	88	--	88
Net loss	$ (353)	$ (186)	$ (601)	$ (368)

Net loss allocated to general
partners (3%)	$ (11)	$ (6)	$ (18)	$ (11)
Net loss allocated to limited
partners (97%)	(342)	(180)	(583)	(357)

	$ (353)	$ (186)	$ (601)	$ (368)
Net loss per limited
partnership unit	$(12.06)	$ (6.34)	$(20.55)	$(12.58)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	28,371.75	$ 1	$28,376	$28,377

Partners' deficit at
December 31, 2006	28,371.75	$(1,082)	$(7,734)	$(8,816)

Net loss for the six months
ended June 30, 2007	--	(18)	(583)	(601)

Partners' deficit at
June 30, 2007	28,371.75	$(1,100)	$(8,317)	$(9,417)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (601)	$ (368)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	760	734
Casualty gain	--	(88)
Amortization of loan costs	28	29
Change in accounts:
Receivables and deposits	2	162
Other assets	(164)	(141)
Accounts payable	17	52
Tenant security deposit liabilities	9	1
Accrued property taxes	98	64
Other liabilities	4	25
Due to affiliates	223	135
Net cash provided by operating activities	376	605

Cash flows from investing activities:
Property improvements and replacements	(697)	(929)
Net deposits to restricted escrows	(71)	(138)
Insurance proceeds received	--	140
Net cash used in investing activities	(768)	(927)

Cash flows from financing activities:
Loan costs paid	--	(8)
Payments on mortgage notes payable	(315)	(293)
Advances from affiliate	498	210
Net cash provided by (used in) financing activities	183	(91)

Net decrease in cash and cash equivalents	(209)	(413)
Cash and cash equivalents at beginning of period	281	601
Cash and cash equivalents at end of period	$ 72	$ 188

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 692	$ 731
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 56	$ 50

At December 31, 2006 and 2005, approximately $150,000 and $326,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $150,000 and $144,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $135,000 and $94,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expense and investment properties.  The portion of these reimbursements included in investment properties for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $56,000 and $20,000, respectively.  As of June 30, 2007, the Partnership owed an affiliate of the Managing General Partner approximately $175,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. No Partnership management fees were accrued or paid during the six months ended June 30, 2007 and 2006.  Unpaid subordinated Partnership management fees at June 30, 2007, are approximately $44,000, which are included in other liabilities.

During the six months ended June 30, 2007 and 2006, the Managing General Partner advanced approximately $498,000 and $210,000, respectively, to the Partnership to pay operating expenses and to fund capital expenditures. At June 30, 2007, the amount of outstanding loans and accrued interest was approximately $3,418,000 and is included in due to affiliates. Interest on the advances is charged at prime plus 1%, or 9.25% at June 30, 2007. Interest expense on the advances was approximately $139,000 and $93,000 for the six months ended June 30, 2007 and 2006, respectively. Subsequent to June 30, 2007 the Managing General Partner advanced approximately $52,000 to the Partnership for operational expenses of the investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $240,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $177,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

The Joint Venture had a net loss of approximately $241,000 and $106,000 for the six months ended June 30, 2007 and 2006, respectively. The minority partner’s share of net loss for the six months ended June 30, 2007 and 2006 was approximately $43,000 and $19,000, respectively. The Partnership recognized 100% of the net loss for the six months ended June 30, 2007 and 2006 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the six months ended June 30, 2007 and 2006. The remaining unallocated losses and distributions at June 30, 2007 are approximately $1,030,000.

Note D – Casualty Event

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Brighton Crest Apartments	93%	94%
Marietta, Georgia
The Fairway Apartments	97%	96%
Plano, Texas
The Village Apartments	94%	95%
Brandon, Florida

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

Results of Operations

The Partnership had net losses of approximately $353,000 and $601,000 for the three and six months ended June 30, 2007, respectively compared to net losses of approximately $186,000 and $368,000 for the three and six months ended June 30, 2006. The increase in net loss for both the three and six months ended June 30, 2007 is due to an increase in total expenses and the recognition of a casualty gain in 2006 partially offset by an increase in total revenues. The increase in total revenues for both the three and six months ended June 30, 2007 was due to an increase in both rental income and other income.  Rental income increased for both periods predominately due to an increase in occupancy and the average rental rate at The Fairway Apartments. Other income increased for both periods due to an increase in utility reimbursements at The Fairway Apartments.

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

Total expenses increased for both periods due to increases in operating, depreciation, interest, and property tax expense.  General and administrative expense remained relatively constant for the comparable periods. Operating expense increased due to an increase in property, insurance and maintenance expenses.  Property expense increased due to an increase in salaries at Brighton Crest Apartments and increases in leasing payroll at Brighton Crest Apartments and The Village Apartments.  Insurance expense increased due to an increase in hazard insurance costs at all three investment properties.  Maintenance expenses increased due to costs incurred during the six months ended June 30, 2007 related to water pipe leaks at Brighton Crest Apartments. Depreciation expense increased due to assets placed in service during the past year which are now being depreciated. Interest expense increased due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of additional advances received during the six months ended June 30, 2007 and the variable rate charged on such advances partially offset by the capitalization of interest related to down units at Brighton Crest Apartments as a result of water pipe leaks. Property tax expense increased due to an increase in the assessed value of Brighton Crest Apartments.

Included in general and administrative expenses for the six months ended June 30, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

The Joint Venture had a net loss of approximately $241,000 and $106,000 for the six months ended June 30, 2007 and 2006, respectively. The minority partner’s share of net loss for the six months ended June 30, 2007 and 2006 was approximately $43,000 and $19,000, respectively. The Partnership recognized 100% of the net loss for the six months ended June 30, 2007 and 2006 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the six months ended June 30, 2007 and 2006.

The remaining unallocated losses and distributions at June 30, 2007 are approximately $1,030,000.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $72,000 compared to approximately $188,000 at June 30, 2006.  Cash and cash equivalents decreased approximately $209,000 since December 31, 2006 due to approximately $768,000 of cash used in investing activities offset by approximately $376,000 of cash provided by operating activities and approximately $183,000 of cash provided by financing activities.  Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrow accounts.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $207,000 of capital improvements at Brighton Crest Apartments, consisting primarily of sprinkler system replacement, floor covering, appliances and air conditioning replacements and roof improvements. Included in these capital improvements is approximately $15,000, $5,000 and $1,000 of construction period interest, construction period taxes and construction period operating costs, respectively. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the six months ended June 30, 2007 the Partnership completed approximately $297,000 of capital improvements at The Fairway Apartments consisting primarily of floor covering replacements, structural improvements, kitchen and bath upgrades and appliance replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $99,000 of capital improvements at The Village Apartments, consisting primarily of structural improvements and floor covering and air conditioning replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations and Partnership reserves.  To the extent that such capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Village Apartments consists of a first mortgage of approximately $3,233,000 and a second mortgage of approximately $2,031,000, both of which mature on December 1, 2015 at which time balloon payments of approximately $2,888,000 and $1,735,000 are due. The remaining mortgage indebtedness of approximately $14,465,000 is amortized over 20 years and matures January 1, 2021 and February 1, 2022, at which time the loans are scheduled to be fully amortized.

There were no distributions during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during the remainder of 2007 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,811 limited partnership units (the "Units") in the Partnership representing 62.78% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.78% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Growth Plus GP Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Growth Plus, L.P. (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.