Form 10QSB
period 2007-09-30
DAVIDSON GROWTH PLUS LP
filed 2007-11-13
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 235
Receivables and deposits		143
Restricted escrows		86
Other assets		858
Investment properties:
Land	$ 4,650
Buildings and related personal property	28,552
	33,202
Less accumulated depreciation	(19,582)	13,620
		$ 14,942
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 377
Tenant security deposit liabilities		120
Accrued property taxes		228
Other liabilities		307
Due to affiliates (Note B)		3,305
Mortgage notes payable		20,369

Partners' Deficit
General partners	$ (1,110)
Limited partners (28,371.75 units issued and
outstanding)	(8,654)	(9,764)
		$ 14,942

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,341	$ 1,326	$ 4,052	$ 3,951
Other income	158	139	468	419
Total revenues	1,499	1,465	4,520	4,370

Expenses:
Operating	806	804	2,380	2,205
General and administrative	51	42	171	154
Depreciation	394	378	1,154	1,112
Interest	458	425	1,321	1,262
Property taxes	137	124	442	401
Total expenses	1,846	1,773	5,468	5,134

Casualty gain (Note E)	--	103	--	191

Net loss	$ (347)	$ (205)	$ (948)	$ (573)

Net loss allocated to general
partners (3%)	$ (10)	$ (6)	$ (28)	$ (17)
Net loss allocated to limited
partners (97%)	(337)	(199)	(920)	(556)

	$ (347)	$ (205)	$ (948)	$ (573)

Net loss per limited
partnership unit	$(11.88)	$ (7.02)	$(32.43)	$(19.60)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	28,371.75	$ 1	$28,376	$28,377

Partners' deficit at
December 31, 2006	28,371.75	$(1,082)	$(7,734)	$(8,816)

Net loss for the nine months
ended September 30, 2007	--	(28)	(920)	(948)

Partners' deficit at
September 30, 2007	28,371.75	$(1,110)	$(8,654)	$(9,764)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (948)	$ (573)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,154	1,112
Casualty gain	--	(191)
Amortization of loan costs	43	43
Change in accounts:
Receivables and deposits	(32)	171
Other assets	(83)	(63)
Accounts payable	13	54
Tenant security deposit liabilities	22	7
Accrued property taxes	24	8
Other liabilities	4	71
Due to affiliates	121	189
Net cash provided by operating activities	318	828

Cash flows from investing activities:
Property improvements and replacements	(1,010)	(1,396)
Net withdrawals from (deposits to) restricted escrows	44	(277)
Insurance proceeds received	--	243
Net cash used in investing activities	(966)	(1,430)

Cash flows from financing activities:
Loan costs paid	(35)	(8)
Payments on mortgage notes payable	(475)	(443)
Proceeds from mortgage notes payable	800	--
Repayment of advances from affiliate	(293)	--
Advances from affiliate	605	569
Net cash provided by financing activities	602	118

Net decrease in cash and cash equivalents	(46)	(484)
Cash and cash equivalents at beginning of period	281	601
Cash and cash equivalents at end of period	$ 235	$ 117

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,057	$ 1,104

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 260	$ 53

At December 31, 2006 and 2005, approximately $150,000 and $326,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $226,000 and $215,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $189,000 and $149,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expense and investment properties.  The portion of these reimbursements included in investment properties for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $79,000 and $52,000, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. No Partnership management fees were accrued or paid during the nine months ended September 30, 2007 and 2006.  Unpaid subordinated Partnership management fees at September 30, 2007, are approximately $44,000, which are included in other liabilities.

During the nine months ended September 30, 2007 and 2006, the Managing General Partner advanced approximately $605,000 and $569,000, respectively, to the Partnership to pay operating expenses and to fund capital expenditures. At September 30, 2007, the amount of outstanding loans and accrued interest was approximately $3,305,000 and is included in due to affiliates. Interest on the advances is charged at prime plus 1%, or 8.75% at September 30, 2007. Interest expense on the advances was approximately $217,000 and $147,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, the Partnership repaid approximately $298,000 of advances and accrued interest.  There were no such payments made during the nine months ended September 30, 2006. Subsequent to September 30, 2007 the Managing General Partner advanced approximately $267,000 to the Partnership for operational expenses of the investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007 and 2006 the Partnership was charged by AIMCO and its affiliates approximately $244,000 and $177,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Joint Venture had a net loss of approximately $340,000 and $226,000 for the nine months ended September 30, 2007 and 2006, respectively. The minority partner’s share of net loss for the nine months ended September 30, 2007 and 2006 was approximately $60,000 and $39,000, respectively. The Partnership recognized 100% of the net loss for the nine months ended September 30, 2007 and 2006 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the nine months ended September 30, 2007 and 2006. The remaining unallocated losses and distributions at September 30, 2007 are approximately $1,047,000.

Note D – Mortgage Financing

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $800,000 on one of its investment properties, Brighton Crest Apartments, located in Marietta, Georgia. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $5,000 beginning October 1, 2007, through February 1, 2020.  The second mortgage has a balloon payment of approximately $625,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to February 1, 2021, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $35,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Brighton Crest Apartments. The modification includes an interest rate of 7.16% per annum, monthly payments of principal and interest of approximately $61,000, commencing October 1, 2007, through the maturity of February 1, 2022, at which time a balloon payment of approximately $6,862,000 is due.  The previous terms were an interest rate of 7.16% per annum through the maturity date of February 1, 2022 and monthly payments of approximately $84,000 through the maturity date, at which date the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the modified loan.

Note E – Casualty Event

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

Note F – Contingencies

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

Note G – Subsequent Event

Subsequent to September 30, 2007 the Partnership acquired a piece of vacant land adjacent to one of its investment properties, The Village Apartments.   The land was purchased for a cost of $145,000.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Brighton Crest Apartments	93%	94%
Marietta, Georgia
The Fairway Apartments	97%	96%
Plano, Texas
The Village Apartments	93%	94%
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

Results of Operations

The Partnership had net losses of approximately $347,000 and $948,000 for the three and nine months ended September 30, 2007, respectively compared to net losses of approximately $205,000 and $573,000 for the three and nine months ended September 30, 2006. The increase in net loss for both the three and nine months ended September 30, 2007 is due to an increase in total expenses and the recognition of a casualty gain in 2006 partially offset by an increase in total revenues. The increase in total revenues for both the three and nine months ended September 30, 2007 was due to increases in both rental income and other income.  Rental income increased for both periods predominantly due to an increase in occupancy and the average rental rate at The Fairway Apartments.  Other income increased for both periods due to an increase in utility reimbursements at The Fairway Apartments.

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

Total expenses increased for the nine months ended September 30, 2007 due to increases in operating, general and administrative, depreciation, interest and property tax expenses.  Total expenses increased for the three months ended September 30, 2007 due to increases in general and administrative, depreciation, interest and property tax expenses. Operating expense remained relatively constant for the three months ended September 30, 2007 as an increase in advertising expense was offset by a decrease in maintenance expenses.  For the nine months ended September 30, 2007 the increase in operating expense is due to increases in advertising, property and insurance expenses.  Advertising expense increased for both the three and nine month periods due to an increase in various advertising mediums predominantly at The Village Apartments.  Property expense increased for the nine month period due to an increase in payroll costs and related benefits predominantly at Brighton Crest Apartments.  Insurance expense increased for the nine month period due to an increase in insurance premiums primarily at The Village Apartments.  The decrease in maintenance expense for the three month period is primarily due to a decrease in repair costs at Brighton Crest Apartments. Depreciation expense increased for both periods due to assets placed in service during the past year which are now being depreciated. Interest expense increased for both periods due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of additional advances received during the nine months ended September 30, 2007 and the variable rate charged on such advances partially offset by the capitalization of interest related to down units at Brighton Crest Apartments as a result of water pipe leaks. Property tax expense increased due to an increase in the assessed value of Brighton Crest Apartments.

General and administrative expense increased for both periods due to an increase in the cost of reimbursements  to the Managing General Partner.  Included in general and administrative expenses for the nine months ended September 30, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

The Joint Venture had a net loss of approximately $340,000 and $226,000 for the nine months ended September 30, 2007 and 2006, respectively. The minority partner’s share of net loss for the nine months ended September 30, 2007 and 2006 was approximately $60,000 and $39,000, respectively. The Partnership recognized 100% of the net loss for the nine months ended September 30, 2007 and 2006 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the nine months ended September 30, 2007 and 2006. The remaining unallocated losses and distributions at September 30, 2007 are approximately $1,047,000.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $235,000 compared to approximately $117,000 at September 30, 2006.  Cash and cash equivalents decreased approximately $46,000 since December 31, 2006 due to approximately $966,000 of cash used in investing activities, partially offset by approximately $602,000 and $318,000 of cash provided by financing and operating activities.  Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows.  Cash provided by financing activities consisted of the addition of a second mortgage at Brighton Crest Apartments and advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties, payment of loan costs and repayment of advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $422,000 of capital improvements at Brighton Crest Apartments, consisting primarily of sprinkler system replacement, floor covering, appliances and air conditioning replacements, exterior painting and balcony and roof replacements. Included in these capital improvements is approximately $20,000, $6,000 and $1,000 of construction period interest, construction period taxes and construction period operating costs, respectively. These improvements were funded from operating cash flow, replacement escrows and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the nine months ended September 30, 2007 the Partnership completed approximately $397,000 of capital improvements at The Fairway Apartments consisting primarily of floor covering replacements, structural improvements, kitchen and bath upgrades and appliance replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $301,000 of capital improvements at The Village Apartments, consisting primarily of structural improvements, kitchen and bath upgrades, landscaping and pool improvements, and floor covering and air conditioning replacements. These improvements were funded from operating cash flow, replacement escrows and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, advances from an affiliate of the Managing General Partner and Partnership reserves.  To the extent that such capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Village Apartments consists of a first mortgage of approximately $3,226,000 and a second mortgage of approximately $2,024,000, both of which mature on December 1, 2015 at which time balloon payments of approximately $2,888,000 and $1,735,000 are due. The mortgage indebtedness encumbering Brighton Crest Apartments consists of a first mortgage of approximately $8,996,000 which matures on February 1, 2022 and a second mortgage of approximately $800,000 which matures on February 1, 2020 at which time balloon payments of approximately $6,862,000 and $617,000 are due. The mortgage indebtedness encumbering The Fairway Apartments of approximately $5,323,000 is amortized over 20 years and matures January 1, 2021, at which time the loan is scheduled to be fully amortized.

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $800,000 on one of its investment properties, Brighton Crest Apartments, located in Marietta, Georgia. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $5,000 beginning October 1, 2007, through February 1, 2020.  The second mortgage has a balloon payment of approximately $625,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to February 1, 2021, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the new loan, loan costs of approximately $35,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Brighton Crest Apartments.  The modification includes an interest rate of 7.16% per annum, monthly payments of principal and interest of approximately $61,000, commencing October 1, 2007, through the maturity of February 1, 2022, at which time a balloon payment of approximately $6,862,000 is due.  The previous terms were an interest rate of 7.16% per annum through the maturity date of February 1, 2022 and monthly payments of approximately $84,000 through the maturity date, at which date the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the modified loan.

There were no distributions during the nine months ended September 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during the remainder of 2007 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,821 limited partnership units (the "Units") in the Partnership representing 62.81% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.81% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

10NN

Form of Multifamily Note between Capmark Bank and Brighton Crest, L.P., a South Carolina limited partnership, dated August 31, 2007. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007)

10OO

Form of Amended and Restated Multifamily Note (Recast Transaction) between Federal Home Loan Mortgage Corporation and Brighton Crest, L.P., a South Carolina limited partnership, dated August 31, 2007. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007)

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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