Form 10KSB
period 2007-12-31
DAVIDSON GROWTH PLUS LP
filed 2008-03-31
CIK 795757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Units of Limited Partnership Interest
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year.  $6,081,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Brighton Crest	$16,608	$10,844	5-30 yrs	S/L	$ 7,748
Apartments
The Fairway	11,314	5,096	5-30 yrs	S/L	6,761
Apartments
The Village	6,566	4,038	5-30 yrs	S/L	3,663
Apartments
	$34,488	$19,978			$18,172

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Brighton Crest
Apartments
1st mortgage (3)	$ 8,974	7.16%	20 years	02/01/22	$ 6,862
2nd mortgage (3)	798	5.93%	12 years	02/01/20	625

The Fairway
Apartments	5,263	7.27%	20 years	01/01/21	--

The Village
Apartments
1st mortgage	3,219	7.47%	30 years	12/01/15	2,888
2nd mortgage	2,017	5.62%	30 years	12/01/15	1,735

Total	$20,271				$12,110

(1)

Fixed rate mortgages.

(2)

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership’s ability to prepay the loans and other details about the loans.

(3)

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $800,000 on one of its investment properties, Brighton Crest Apartments, located in Marietta, Georgia. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $5,000 beginning October 1, 2007, through February 1, 2020.  The second mortgage has a balloon payment of approximately $625,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to February 1, 2021, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $47,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Brighton Crest Apartments. The modification includes an interest rate of 7.16% per annum, monthly payments of principal and interest of approximately $61,000, commencing October 1, 2007, through the maturity of February 1, 2022, at which time a balloon payment of approximately $6,862,000 is due.  The previous terms were an interest rate of 7.16% per annum through the maturity date of February 1, 2022 and monthly payments of approximately $84,000 through the maturity date, at which date the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006

Brighton Crest Apartments	$7,839	$7,731	94%	95%
The Fairway Apartments	8,252	7,721	97%	96%
The Village Apartments	10,954	10,678	93%	94%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for each property were:

	2007	2007
	Taxes	Rates
	(in thousands)

Brighton Crest Apartments	$206	2.88%
The Fairway Apartments	181	2.07%
The Village Apartments	134	1.93%

Capital Improvements

Brighton Crest Apartments

During the year ended December 31, 2007 the Partnership completed approximately $987,000 of capital improvements at Brighton Crest Apartments consisting primarily of fire safety and sprinkler system replacement, floor covering, appliances and air conditioning replacements, exterior painting and balcony and roof replacements. Included in these capital improvements is approximately $20,000, $6,000 and $1,000 of construction period interest, construction period taxes and construction period operating costs, respectively. These improvements were funded from operating cash flow, replacement reserves, advances from an affiliate of the Managing General Partner and proceeds from the second mortgage financing. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the year ended December 31, 2007 the Partnership completed approximately $640,000 of capital improvements at The Fairway Apartments consisting primarily of floor covering replacements, structural improvements, kitchen and bath upgrades and appliance replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the year ended December 31, 2007, the Partnership completed approximately $652,000 of capital improvements at The Village Apartments, consisting primarily of structural improvements, exterior painting, kitchen and bath upgrades, landscaping and pool improvements, and floor covering and air conditioning replacements. These improvements were funded from operating cash flow, replacement escrows and advances from an affiliate of the Managing General Partner. In addition the Partnership purchased a piece of vacant land adjacent to The Village Apartments for approximately $147,000 during the year ended December 31, 2007.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 28,371.75 Limited Partnership Units (the "Units") aggregating $28,376,000.  As of December 31, 2007, there were 1,159 holders of record owning an aggregate of 28,371.75 Units.  Affiliates of the Managing General Partner owned 17,824 Units or 62.82% at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2008 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 Units in the Partnership representing 62.82% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2007 and 2006 was approximately $1,215,000 and $754,000, respectively.  The increase in net loss is due to an increase in total expenses and the decrease in the recognition of casualty gains in 2007 and 2006 partially offset by an increase in total revenues. Total revenues increased due to an increase in both rental and other income. Rental income increased due to an increase in occupancy at The Fairway Apartments and an increase in the average rental rates at all three investment properties and lease cancellation fees at The Villages Apartments partially offset by an increase in bad debt expense at The Fairway Apartments and decreases in occupancy at both Brighton Crest Apartments and The Villages Apartments. Other income increased due to increases in resident utility reimbursements at The Fairway Apartments.

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The preliminary estimated cost to repair the units is approximately $38,000. Insurance proceeds of approximately $20,000 were received during the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  Additional insurance proceeds are expected to be received related to this casualty.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units. Preliminary estimates of the estimated cost to repair the units is approximately $42,000.  It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets and no loss will be recognized.

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

The increase in total expenses is due to increases in operating, depreciation, interest and general and administrative expenses. Property tax expense remained relatively constant for the comparable period. Operating expense increased due to increases in property, advertising, administrative and insurance expenses.  Property expense increased primarily due to increases in payroll costs at Brighton Crest Apartments and increases in utility costs at The Fairway Apartments.  Advertising expense increased due to increases in various advertising mediums for all three investment properties.  Administrative expense increased due to an increase in telephone costs at The Fairway Apartments and Brighton Crest Apartments.  Insurance expense increased due to an increase in insurance premiums primarily at The Village Apartments offset by a decrease in premiums at Brighton Crest Apartments.  Depreciation expense increased due to new assets being placed into service at all three investment properties over the past twelve months. Interest expense increased due to an increase in advances from an affiliate of the Managing General Partner and the addition of a second mortgage on Brighton Crest Apartments in August 2007 partially offset by a decrease in interest expense as a result of scheduled principal payments on the mortgages encumbering the investment properties as well as the capitalization of interest associated with units being out of service for repairs at Brighton Crest Apartments.

General and administrative expense increased due to an increase in the cost of services included in reimbursements to the Managing General Partner, an increase in the annual audit cost of the Partnership and costs associated with the modification of the existing mortgage encumbering Brighton Crest Apartments. Included in general and administrative expenses for the years ended December 31, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership. As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest has been reduced to zero. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. The charge is classified as distributions to minority interest partner in excess of investment on the consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner have reduced its investment balance to zero. The Joint Venture had a net loss of approximately $386,000 and $322,000 during the years ended December 31, 2007 and 2006, respectively. The minority partner’s share of net losses for the years ended December 31, 2007 and 2006 was approximately $68,000 and $56,000, respectively.  However, the Partnership recognized 100% of the net loss due to the minority partner’s investment balance being reduced to zero in 2002. The remaining unallocated losses and distributions at December 31, 2007 are approximately $1,055,000. There were no distributions from the Joint Venture to the minority partner during the years ended December 31, 2007 and 2006.

Liquidity and Capital Resources

The Partnership had cash and cash equivalents of approximately $98,000 at December 31, 2007, compared to approximately $281,000 at December 31, 2006. For the year ended December 31, 2007, cash and cash equivalents decreased by approximately $183,000. The decrease in cash and cash equivalents is due to approximately $2,113,000 of cash used in investing activities partially offset by approximately $1,261,000 and $669,000 of cash provided by financing and operating activities, respectively.  Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows and the receipt of insurance proceeds. Cash provided by financing activities consisted of proceeds from a second mortgage obtained on Brighton Crest Apartments and advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties, payment of loan costs and repayments of advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

During the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $1,474,000 and $604,000, respectively, to pay operational expenses and capital expenditures for all three investment properties. Interest on advances is charged at prime plus 1%, or 8.25% at December 31, 2007. Interest expense on these advances was approximately $297,000 and $211,000 for the years ended December 31, 2007 and 2006, respectively. The Partnership made payments of approximately $399,000 on advances and accrued interest during the year ended December 31, 2007. There were no such payments made during the year ended December 31, 2006.  At December 31, 2007, the amount of outstanding loans and accrued interest due to AIMCO Properties, L.P. was approximately $4,154,000 and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007 AIMCO Properties, L.P. advanced approximately $519,000 to the Partnership to pay operational expenses for all three of the investment properties and real estate taxes for The Fairway Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership.  The mortgage indebtedness encumbering The Village Apartments consists of a first mortgage of approximately $3,219,000 and a second mortgage of approximately $2,017,000, both of which mature on December 1, 2015 at which time balloon payments of approximately $2,888,000 and $1,735,000, respectively, are due. The mortgage indebtedness encumbering Brighton Crest Apartments consists of a first mortgage of approximately $8,974,000 which matures on February 1, 2022 and a second mortgage of approximately $798,000 which matures on February 1, 2020 at which time balloon payments of approximately $6,862,000 and $625,000, respectively, are due. The mortgage indebtedness encumbering The Fairway Apartments of approximately $5,263,000 is amortized over 20 years and matures January 1, 2021, at which time the loan is scheduled to be fully amortized.

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $800,000 on one of its investment properties, Brighton Crest Apartments, located in Marietta, Georgia. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $5,000 beginning October 1, 2007, through February 1, 2020.  The second mortgage has a balloon payment of approximately $625,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to February 1, 2021, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $47,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Brighton Crest Apartments. The modification includes an interest rate of 7.16% per annum, monthly payments of principal and interest of approximately $61,000, commencing October 1, 2007, through the maturity of February 1, 2022, at which time a balloon payment of approximately $6,862,000 is due.  The previous terms were an interest rate of 7.16% per annum through the maturity date of February 1, 2022 and monthly payments of approximately $84,000 through the maturity date, at which date the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

There were no distributions during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

DAVIDSON GROWTH PLUS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Growth Plus, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Growth Plus, L.P. as of December 31, 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 98
Receivables and deposits		139
Restricted escrows		54
Other assets		777
Investment properties (Notes B and E):
Land	$ 4,797
Buildings and related personal property	29,691
	34,488
Less accumulated depreciation	(19,978)	14,510
		$ 15,578
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 496
Tenant security deposit liabilities		124
Accrued property taxes		181
Other liabilities		349
Due to affiliates (Note D)		4,188
Mortgage notes payable (Note B)		20,271

Partners' Deficit
General partners	$ (1,118)
Limited partners (28,371.75 units issued and
outstanding)	(8,913)	(10,031)
		$ 15,578

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended
	December 31,
	2007	2006
Revenues:
Rental income	$ 5,445	$ 5,341
Other income	636	591
Total revenues	6,081	5,932

Expenses:
Operating	3,230	2,989
General and administrative	236	208
Depreciation	1,567	1,499
Interest	1,763	1,709
Property taxes	517	527
Total expenses	7,313	6,932

Casualty gain (Note G)	17	246

Net loss (Note C)	$(1,215)	$ (754)

Net loss allocated to general partners (3%)	$ (36)	$ (23)

Net loss allocated to limited partners (97%)	(1,179)	(731)

	$(1,215)	$ (754)

Net loss per limited partnership unit	$(41.56)	$(25.77)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	28,371.75	$ 1	$28,376	$ 28,377

Partners' deficit at
December 31, 2005	28,371.75	$(1,059)	$(7,003)	$ (8,062)

Net loss for the year ended
December 31, 2006	--	(23)	(731)	(754)

Partners' deficit at
December 31, 2006	28,371.75	(1,082)	(7,734)	(8,816)

Net loss for the year ended
December 31, 2007	--	(36)	(1,179)	(1,215)

Partners' deficit at
December 31, 2007	28,371.75	$(1,118)	$(8,913)	$(10,031)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,215)	$ (754)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,567	1,499
Casualty gain	(17)	(246)
Amortization of loan costs	58	58
Change in accounts:
Receivables and deposits	(28)	141
Other assets	(5)	17
Accounts payable	25	51
Tenant security deposit liabilities	26	6
Accrued property taxes	(23)	(11)
Other liabilities	46	42
Due to affiliates	235	288
Net cash provided by operating activities	669	1,091

Cash flows from investing activities:
Property improvements and replacements	(2,209)	(1,802)
Net withdrawals from restricted escrows	76	94
Insurance proceeds received	20	297
Net cash used in investing activities	(2,113)	(1,411)

Cash flows from financing activities:
Loan costs paid	(47)	(8)
Payments on mortgage notes payable	(573)	(596)
Proceeds from mortgage note payable	800	--
Advances from affiliate	1,474	604
Repayments of advances from affiliate	(393)	--
Net cash provided by financing activities	1,261	--

Net decrease in cash and cash equivalents	(183)	(320)
Cash and cash equivalents at beginning of year	281	601
Cash and cash equivalents at end of year	$ 98	$ 281

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,414	$ 1,454
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts payable	$ 367	$ 150

At December 31, 2005, approximately $326,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at December 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the rental properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Investment Properties

Investment properties consists of three apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the year ended December 31, 2007, the Partnership capitalized interest of approximately $20,000, property taxes of approximately $6,000 and operating costs of approximately $1,000. During the year ended December 31, 2006, the Partnership capitalized interest of approximately $7,000.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $5,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrows

A general replacement reserve account was established in 2002 at Brighton Crest and The Village Apartments as a result of their refinancing.  These funds were established to cover necessary repairs and replacements of existing improvements. The reserve account balance at December 31, 2007 is approximately $54,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $173,000 and $114,000 for the years ended December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt.  The fair value of the Partnership's long term debt, at the Partnership’s incremental borrowing rate, approximates its carrying value.

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

Deferred Costs

Loan costs of approximately $877,000, less accumulated amortization of approximately $249,000, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements.  Amortization expense was approximately $58,000 for both of the years ended December 31, 2007 and 2006 and is included in interest expense.  Amortization expense is expected to be approximately $60,000 for the years 2008 and 2009, approximately $59,000 for the years 2010 and 2011 and approximately $58,000 for the year 2012.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Brighton Crest
Apartments (1)
1st mortgage	$ 8,974	$ 61	7.16%	02/01/22	$ 6,862
2nd mortgage	798	5	5.93%	02/01/20	625
The Fairway
Apartments	5,263	52	7.27%	01/01/21	--
The Village
Apartments (1)
1st mortgage	3,219	23	7.47%	12/01/15	2,888
2nd mortgage	2,017	12	5.62%	12/01/15	1,735
Totals	$20,271	$153			$12,110

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $800,000 on one of its investment properties, Brighton Crest Apartments, located in Marietta, Georgia. The second mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $5,000 beginning October 1, 2007, through February 1, 2020.  The second mortgage has a balloon payment of approximately $625,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to February 1, 2021, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $47,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Brighton Crest Apartments. The modification includes an interest rate of 7.16% per annum, monthly payments of principal and interest of approximately $61,000, commencing October 1, 2007, through the maturity of February 1, 2022, at which time a balloon payment of approximately $6,862,000 is due.  The previous terms were an interest rate of 7.16% per annum through the maturity date of February 1, 2022 and monthly payments of approximately $84,000 through the maturity date, at which date the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  The mortgage notes payable include prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007, are as follows (in thousands):

2008	$ 410
2009	441
2010	473
2011	508
2012	544
Thereafter	17,895
$20,271

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (dollar amounts in thousands, except per unit data):

	2007	2006
Net loss as reported	$(1,215)	$ (754)
Add (deduct):
Depreciation differences	(212)	(156)
Unearned income	40	24
Other	25	(132)

Federal taxable loss	$(1,362)	$(1,018)

Federal taxable loss per
limited partnership unit	$(46.64)	$(34.88)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$(10,031)
Land and buildings	1,812
Accumulated depreciation	1,850
Syndication and distribution costs	3,766
Other	2,361
Net liabilities - Federal tax basis	$ (242)

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $302,000 and $291,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses. As of December 31, 2007, the Partnership owed approximately $1,000 to affiliates of the Managing General Partner which is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $329,000 and $229,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expense and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2007 and 2006 are related to construction management services provided by an affiliate of the Managing General Partner of approximately $176,000 and $96,000, respectively.  As of December 31, 2007, the Partnership owed an affiliate of the Managing General Partner approximately $33,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. No Partnership management fees were paid during 2007 and 2006.  No such fees were earned or accrued during the year ended December 31, 2007 or 2006.  Unpaid subordinated Partnership management fees at December 31, 2007 are approximately $44,000 which is included in other liabilities.

During the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $1,474,000 and $604,000, respectively, to pay operational expenses and capital expenditures for all three investment properties. Interest on advances is charged at prime plus 1%, or 8.25% at December 31, 2007. Interest expense on these advances was approximately $297,000 and $211,000 for the years ended December 31, 2007 and 2006, respectively. The Partnership made payments of approximately $399,000 on advances and accrued interest during the year ended December 31, 2007. There were no such payments made during the year ended December 31, 2006.  At December 31, 2007, the amount of outstanding loans and accrued interest due to AIMCO Properties, L.P. was approximately $4,154,000 and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007 AIMCO Properties, L.P. advanced approximately $519,000 to the Partnership to pay operational expenses for all three of the investment properties and real estate taxes for The Fairway Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $188,000 and $177,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Costs
			and Related	(Removed) Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Brighton Crest
Apartments	$ 9,772	$ 2,619	$13,122	$ 867
The Fairway
Apartments	5,263	2,560	3,883	4,871
The Village
Apartments	5,236	615	3,799	2,152

Totals	$20,271	$ 5,794	$20,804	$ 7,890

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Brighton Crest
Apartments	$ 1,911	$14,697	$16,608	$10,844	1987	09/87	5-30
The Fairway
Apartments	2,213	9,101	11,314	5,096	1979	05/88	5-30
The Village
Apartments	673	5,893	6,566	4,038	1986	05/88	5-30

Totals	$ 4,797	$29,691	$34,488	$19,978

During the year ending December 31, 2007 the Partnership acquired a piece of vacant land adjacent to one of its investment properties, The Village Apartments. The land was purchased for a cost of $147,000.

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Properties
Balance at beginning of year	$32,082	$30,636
Property improvements and replacements	2,279	1,626
Acquisition of land	147	--
Disposal of property	(20)	(180)
Balance at end of year	$34,488	$32,082

Accumulated Depreciation
Balance at beginning of year	$18,428	$17,058
Additions charged to expense	1,567	1,499
Disposal of property	(17)	(129)
Balance at end of year	$19,978	$18,428

The aggregate cost of investment properties for Federal income tax purposes at December 31, 2007 and 2006, is approximately $36,300,000 and $34,222,000, respectively. Total accumulated depreciation for Federal income tax purposes at December 31, 2007 and 2006, is approximately $18,128,000 and $16,486,000, respectively.

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

The Joint Venture had a net loss of approximately $386,000 and $322,000 during the years ended December 31, 2007 and 2006, respectively. The minority partner's share of net losses for the years ended December 31, 2007 and 2006 was approximately $68,000 and $56,000, respectively. However, the Partnership recognized 100% of the net loss due to the minority partner’s investment balance being reduced to zero in 2002. The remaining unallocated losses and distributions at December 31, 2007 are approximately $1,055,000. There were no distributions from the Joint Venture to the minority partner during the years ended December 31, 2007 and 2006.

Note G – Casualty Events

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The preliminary estimated cost to repair the units is approximately $38,000. Insurance proceeds of approximately $20,000 were received during the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  Additional insurance proceeds are expected to be received related to this casualty.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units.  Preliminary estimates of the estimated cost to repair the units is approximately $42,000.  It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets and no loss will be recognized.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Davidson Growth Plus, LP (the “Partnership” or the “Registrant”) has no officers or directors. Davidson Growth Plus GP Corporation (the “Managing General Partner”) manages and controls substantially all of the Partnership’s affairs and has general responsibility in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below.  There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor the officers received any remuneration from the Partnership for the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2007.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	2,482.83	8.75%
(an affiliate of AIMCO)
Cooper River Properties, LLC	3,937.00	13.88%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	11,404.17	40.19%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2007, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Partnership’s Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $302,000 and $291,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses. As of December 31, 2007, the Partnership owed approximately $1,000 to affiliates of the Managing General Partner which is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $329,000 and $229,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expense and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2007 and 2006 are related to construction management services provided by an affiliate of the Managing General Partner of approximately $176,000 and $96,000, respectively.  As of December 31, 2007, the Partnership owed an affiliate of the Managing General Partner approximately $33,000 of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership.  The fee is 2% of adjusted cash from operations, as defined in the Partnership Agreement.  Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital as defined in the Partnership Agreement or upon the refinance or sale of a property in the Partnership. No Partnership management fees were paid during 2007 and 2006.  No such fees were earned or accrued during the year ended December 31, 2007 and 2006.  Unpaid subordinated Partnership management fees at December 31, 2007 are approximately $44,000 which is included in other liabilities.

During the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $1,474,000 and $604,000, respectively, to pay operational expenses and capital expenditures for all three investment properties. Interest on advances is charged at prime plus 1%, or 8.25% at December 31, 2007. Interest expense on these advances was approximately $297,000 and $211,000 for the years ended December 31, 2007 and 2006, respectively. The Partnership made payments of approximately $399,000 on advances and accrued interest during the year ended December 31, 2007. There were no such payments made during the year ended December 31, 2006.  At December 31, 2007, the amount of outstanding loans and accrued interest due to AIMCO Properties, L.P. was approximately $4,154,000 and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007 AIMCO Properties, L.P. advanced approximately $519,000 to the Partnership to pay operational expenses for all three of the investment properties and real estate taxes for The Fairway Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $188,000 and $177,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $51,000 and $45,000 for 2007 and 2006, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $18,000 for both of the years ending December 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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

100

Amended and Restated Sterling Crest Joint Venture Agreement dated June 29, 1987 among Freeman Income Real Estate, L.P., Freeman Georgia Ventures, Inc. and the Registrant, is incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 8-K dated December 29, 1987.

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