Form 10-Q
period 2008-03-31
DAVIDSON GROWTH PLUS LP
filed 2008-05-14
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 68	$ 98
Receivables and deposits	134	139
Restricted escrows	90	54
Other assets	902	777
Investment properties:
Land	4,797	4,797
Buildings and related personal property	30,205	29,691
	35,002	34,488
Less accumulated depreciation	(20,406)	(19,978)
	14,596	14,510
	$ 15,790	$ 15,578

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 455	$ 496
Tenant security deposit liabilities	122	124
Accrued property taxes	147	181
Other liabilities	293	349
Due to affiliates (Note B)	4,912	4,188
Mortgage notes payable	20,171	20,271
	26,100	25,609

Partners' Deficit
General partners	(1,126)	(1,118)
Limited partners (28,371.75 units issued and
outstanding)	(9,184)	(8,913)
	(10,310)	(10,031)
	$ 15,790	$ 15,578

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 1,409	$ 1,367
Other income	157	150
Total revenues	1,566	1,517

Expenses:
Operating	779	754
General and administrative	51	57
Depreciation	445	376
Interest	456	429
Property taxes	147	149
Total expenses	1,878	1,765

Casualty gain	33	--

Net loss	$ (279)	$ (248)

Net loss allocated to general partners (3%)	$ (8)	$ (7)

Net loss allocated to limited partners (97%)	(271)	(241)

	$ (279)	$ (248)

Net loss per limited partnership unit	$ (9.55)	$ (8.49)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	28,371.75	$ 1	$28,376	$28,377

Partners' deficit at
December 31, 2007	28,371.75	$(1,118)	$(8,913)	$(10,031)

Net loss for the three months
ended March 31, 2008	--	(8)	(271)	(279)

Partners' deficit at
March 31, 2008	28,371.75	$(1,126)	$(9,184)	$(10,310)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (279)	$ (248)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	445	376
Casualty gain	(33)	--
Amortization of loan costs	16	14
Change in accounts:
Receivables and deposits	5	15
Other assets	(141)	(220)
Accounts payable	228	337
Tenant security deposit liabilities	(2)	(1)
Accrued property taxes	(34)	(53)
Other liabilities	(56)	39
Due to affiliates	114	106
Net cash provided by operating activities	263	365

Cash flows from investing activities:
Property improvements and replacements	(805)	(382)
Net deposits to restricted escrows	(36)	(36)
Insurance proceeds received	38	--
Net cash used in investing activities	(803)	(418)

Cash flows from financing activities:
Payments on mortgage notes payable	(100)	(157)
Advances from affiliate	610	54
Net cash provided by (used in) financing activities	510	(103)

Net decrease in cash and cash equivalents	(30)	(156)
Cash and cash equivalents at beginning of period	98	281
Cash and cash equivalents at end of period	$ 68	$ 125

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 356	$ 347
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 98	$ 62

At December 31, 2007 and 2006, approximately $367,000 and $150,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $78,000 and $77,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses.  As of March 31, 2008 and December 31, 2007, the Partnership owed zero and approximately $1,000, respectively, to affiliates of the Managing General Partner which is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $144,000 and $82,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expense and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $113,000 and $40,000, respectively.  As of March 31, 2008 and December 31, 2007, the Partnership owed an affiliate of the Managing General Partner approximately $63,000 and $33,000, respectively, of accrued accountable administrative expenses, which is included in due to affiliates.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. No Partnership management fees were accrued or paid during the three months ended March 31, 2008 and 2007.  Unpaid subordinated Partnership management fees at March 31, 2008 and December 31, 2007, are approximately $44,000, which are included in other liabilities.

During the three months ended March 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced approximately $610,000 and $54,000, respectively, to the Partnership to pay operational and capital improvements for all three investment properties. At March 31, 2008 and December 31, 2007, the amount of outstanding loans and accrued interest owed to AIMCO Properties, L.P. was approximately $4,849,000 and $4,154,000, respectively, and is included in due to affiliates. Interest on the advances is charged at prime plus 1%, or 6.25% at March 31, 2008. Interest expense on the advances was approximately $85,000 and $65,000 for the three months ended March 31, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced approximately $234,000 to the Partnership for operational expenses at all of the investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $101,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $188,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

The Joint Venture had a net loss of approximately $67,000 and $85,000 for the three months ended March 31, 2008 and 2007, respectively. The minority partner’s share of net loss for the three months ended March 31, 2008 and 2007 was approximately $12,000 and $16,000, respectively. The Partnership recognized 100% of the net loss for the three months ended March 31, 2008 and 2007 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the three months ended March 31, 2008 and 2007. The remaining unallocated losses and distributions at March 31, 2008 and December 31, 2007 are approximately $1,067,000 and $1,055,000, respectively.

Note D – Casualty Events

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional gain of approximately $5,000 during the three months ended March 31, 2008.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units.  The estimated cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the three months ended March 31, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the three months ended March 31, 2008.

In March 2008, The Fairway Apartments suffered fire damage to four rental units.  Preliminary estimate of the cost to repair the units is approximately $40,000.  It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

Note E – Subsequent Event

In April 2008, the Partnership entered into sales contracts with third parties relating to the sale of Brighton Crest Apartments and The Village Apartments, which are projected to close during the first half of 2008.  The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2008 and therefore continues to report the assets and liabilities of the two investment properties as held for investment and their respective operations as continuing operations.  In May 2008, the sale contract related to Brighton Crest Apartments was terminated by the prospective buyer. The Partnership is continuing to actively market Brighton Crest Apartments for sale.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Brighton Crest Apartments	94%	94%
Marietta, Georgia
The Fairway Apartments	96%	98%
Plano, Texas
The Village Apartments	95%	93%
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

Results of Operations

The Partnership had net losses of approximately $279,000 and $248,000 for the three months ended March 31, 2008 and 2007, respectively. The increase in net loss for the three months ended March 31, 2008 is due to an increase in total expenses partially offset by an increase in total revenues and the recognition of casualty gains. The increase in total revenues was due to an increase in rental income.  Rental income increased due to an increase in occupancy at The Village Apartments, increases in the average rental rates at all three investment properties and a decrease in bad debt expense at Brighton Crest Apartments partially offset by a decrease in occupancy at The Fairway Apartments.  Other income remained relatively constant for the comparable period.

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional gain of approximately $5,000 during the three months ended March 31, 2008.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units.  The estimated cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the three months ended March 31, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the three months ended March 31, 2008.

In March 2008, The Fairway Apartments suffered fire damage to four rental units.  Preliminary estimate of the cost to repair the units is approximately $40,000.  It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

Total expenses increased due to increases in operating, depreciation and interest expense.  General and administrative and property tax expenses remained relatively constant for the comparable period. Operating expense increased due to an increase in property and advertising expenses partially offset by a decrease in maintenance expense.  Property expense increased primarily due to an increase in payroll costs at Brighton Crest Apartments and The Village Apartments.  Advertising expense increased due to increases in national advertising and locator fees at all three investment properties.  Maintenance expense decreased due to a reduction in costs associated with water leaks at Brighton Crest Apartments partially offset by an increase in painting costs and electrical repairs at The Fairway Apartments. Depreciation expense increased due to assets placed in service over the past twelve months which are now being depreciated. Interest expense increased due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of an increase in advances which more than offset the decrease in the variable interest rate charged on such advances and also increased as a result of the addition of a second mortgage on Brighton Crest Apartments in August 2007.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

The Joint Venture had a net loss of approximately $67,000 and $85,000 for the three months ended March 31, 2008 and 2007, respectively. The minority partner’s share of net loss for the three months ended March 31, 2008 and 2007 was approximately $12,000 and $16,000, respectively. The Partnership recognized 100% of the net loss for the three months ended March 31, 2008 and 2007 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the three months ended March 31, 2008 and 2007. The remaining unallocated losses and distributions at March 31, 2008 and December 31, 2007 are approximately $1,067,000 and $1,055,000, respectively.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $68,000 compared to approximately $125,000 at March 31, 2007.  Cash and cash equivalents decreased approximately $30,000 since December 31, 2007 due to approximately $803,000 of cash used in investing activities partially offset by approximately $510,000 of cash provided by financing activities and approximately $263,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrow accounts partially offset by the receipt of insurance proceeds.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $238,000 of capital improvements at Brighton Crest Apartments, consisting primarily of casualty repairs, floor covering replacements, interior building improvements and kitchen and bath upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Fairway Apartments

During the three months ended March 31, 2008 the Partnership completed approximately $216,000 of capital improvements at The Fairway Apartments consisting primarily of appliance replacements, kitchen and bath upgrades and swimming pool improvements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $82,000 of capital improvements at The Village Apartments, consisting primarily of structural improvements, interior kitchen upgrades and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances, and Partnership reserves.  To the extent that such capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering The Village Apartments consists of a first mortgage of approximately $3,211,000 and a second mortgage of approximately $2,010,000, both of which mature on December 1, 2015 at which time balloon payments of approximately $2,888,000 and $1,735,000 are due. The mortgage indebtedness encumbering Brighton Crest Apartments consists of a first mortgage of approximately $8,953,000 which matures on February 1, 2022 and a second mortgage of approximately $795,000 which matures on February 1, 2020 at which time balloon payments of approximately $6,862,000 and $625,000, respectively, are due. The mortgage indebtedness encumbering The Fairway Apartments of approximately $5,202,000 is amortized over 20 years and matures January 1, 2021, at which time the loan is scheduled to be fully amortized.

In April 2008, the Partnership entered into sales contracts with third parties relating to the sale of Brighton Crest Apartments and The Village Apartments, which are projected to close during the first half of 2008.  In May 2008, the sale contract related to Brighton Crest Apartments was terminated by the prospective buyer. The Partnership is continuing to actively market Brighton Crest Apartments for sale.

There were no distributions during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during the remainder of 2008 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

DAVIDSON GROWTH PLUS, L.P.

EXHIBIT INDEX

Exhibit

 3

Agreement of Limited Partnership is incorporated by reference to Exhibit A to the Prospectus of the Registrant dated April 13, 1986 as filed with the Commission pursuant to Rule 424(b) under the Act.

 3 A

Amendments to the Partnership Agreement dated August 20, 1986 and January 1, 1987 are incorporated by reference to Exhibit 3A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

 4

Certificate of Limited Partnership dated May 20, 1986 is incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-11 dated June 23, 1986.

10 M

Sterling Crest Joint Venture Agreement dated June 29, 1987 between Freeman Income Real Estate, L.P. and Freeman Georgia Ventures, Inc. is incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 8 dated December 29, 1987.

10 0

Amended and Restated Sterling Crest Joint Venture Agreement dated June 29, 1987 among Freeman Income Real Estate, L.P., Freeman Georgia Ventures, Inc. and the Registrant, is incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 8 dated December 29, 1987.

10 P

Assignment and Indemnity Agreement dated September 25, 1987 among Freeman Georgia Ventures, Inc., the Registrant and Freeman Income Real Estate, L.P. relating to Sterling Crest Apartments, is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated September 25, 1987.

10 Q

Warranty Deed dated June 30, 1987 between Sterling Crest Development Partners, Ltd., and Sterling Crest Joint Venture is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated September 25, 1987.

10 DD

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

10 HH

Multifamily Note dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Current Report on Form 8-K dated December 1, 2005).

DAVIDSON GROWTH PLUS, L.P.

EXHIBIT INDEX – CONTINUED

Exhibit

10 II

Replacement Reserve Agreement dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Current Report on Form 8-K dated December 1, 2005).

10 JJ

Guaranty dated December 1, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Current Report on Form 8-K dated December 1, 2005).

10 KK

Amended and Restated Multifamily Mortgage, Assignment of Rents, and Security Agreement dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Current Report on Form 8-K dated December 1, 2005).

10 LL

Amended and Restated Multifamily Note dated December 1, 2005 between AIMCO Village, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Current Report on Form 8-K dated December 1, 2005).

10 MM

Amended and Restated Guaranty dated December 1, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 9.01(d) to the Registrant’s Current Report on Form 8-K dated December 1, 2005).

10 NN

Form of Multifamily Note between Capmark Bank and Brighton Crest, L.P., a South Carolina limited partnership, dated August 31, 2007. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007)

10 OO

Form of Amended and Restated Multifamily Note (Recast Transaction) between Federal Home Loan Mortgage Corporation and Brighton Crest, L.P., a South Carolina limited partnership, dated August 31, 2007. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007)

10 PP

Purchase and Sale Contract between Brighton Crest, L.P., a South Carolina Limited Partnership and Titan Real Estate Investment Group, LLC, an Ohio limited liability company, dated April 1, 2008 (Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 1, 2008).

10 QQ

Purchase and Sale Contract between DGP Village, L.P., a Delaware Limited Partnership and The Reliant Group, Inc., a California Corporation, dated April 24, 2008. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 24, 2008.)

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

DAVIDSON GROWTH PLUS, L.P.

EXHIBIT INDEX – CONTINUED

Exhibit

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