Form 10-Q
period 2008-06-30
DAVIDSON GROWTH PLUS LP
filed 2008-08-14
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 7,150	$ 98
Receivables and deposits	565	139
Restricted escrows	--	54
Other assets	169	216
Investment properties:
Land	2,212	2,212
Buildings and related personal property	9,401	9,101
	11,613	11,313
Less accumulated depreciation	(5,434)	(5,096)
	6,179	6,217
Assets held for sale (Note A)	--	8,854
	$ 14,063	$ 15,578

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 256	$ 496
Tenant security deposit liabilities	42	124
Accrued property taxes	102	181
Other liabilities	87	261
Due to affiliates (Note B)	--	4,188
Mortgage notes payable	9,019	5,263
Liabilities related to assets held for sale (Note A)	--	15,096
	9,506	25,609

Minority interest (Note C)	38	--

Partners' (Deficiency) Capital
General partners	(681)	(1,118)
Limited partners (28,371.75 units issued and
outstanding)	5,200	(8,913)
	4,519	(10,031)
	$ 14,063	$ 15,578

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Rental income	$ 524	$ 494	$ 1,046	$ 998
Other income	69	62	137	122
Total revenues	593	556	1,183	1,120

Expenses:
Operating	322	275	616	553
General and administrative	123	63	174	120
Depreciation	174	145	338	283
Interest	155	160	322	313
Property taxes	51	50	103	101
Total expenses	825	693	1,553	1,370

Loss before minority interest
and discontinued operations	(232)	(137)	(370)	(250)
Minority interest in net earnings of joint
venture (Note C)	(1,246)	--	(1,246)	--
Loss from discontinued operations (Notes A & E)	(4,211)	(216)	(4,352)	(351)
Gain on sale of discontinued operations
(Note E)	22,056	--	22,056	--
Net income (loss)	$ 16,367	$ (353)	$ 16,088	$ (601)

Net income (loss) allocated to general
partners (3%)	$ 491	$ (11)	$ 483	$ (18)
Net income (loss) allocated to limited
partners (97%)	15,876	(342)	15,605	(583)
	$ 16,367	$ (353)	$ 16,088	$ (601)
Per limited partnership unit:
Loss from continuing operations	$ (50.53)	$ (4.68)	$ (55.26)	$ (8.54)
Loss from discontinued operations	(143.97)	(7.38)	(148.79)	(12.01)
Gain on sale of discontinued operations	754.07	--	754.07	--
Net income (loss) per limited partnership unit	$ 559.57	$ (12.06)	$ 550.02	$ (20.55)

Distributions per limited partnership unit	$ 52.59	$ --	$ 52.59	$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	28,371.75	$ 1	$28,376	$28,377

Partners' deficit at
December 31, 2007	28,371.75	$(1,118)	$(8,913)	$(10,031)

Distributions to partners	--	(46)	(1,492)	(1,538)

Net income for the six months
ended June 30, 2008	--	483	15,605	16,088

Partners' (deficiency) capital
at June 30, 2008	28,371.75	$ (681)	$ 5,200	$ 4,519

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 16,088	$ (601)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Minority interest in net earnings of joint venture	1,246	--
Depreciation	839	760
Casualty gain	(33)	--
Gain on sale of investment properties	(22,056)	--
Loss on extinguishment of debt	3,906	--
Amortization of loan costs	29	28
Change in accounts:
Receivables and deposits	(426)	2
Other assets	95	(164)
Accounts payable	(3)	17
Tenant security deposit liabilities	(82)	9
Accrued property taxes	(79)	98
Other liabilities	(262)	4
Due to affiliates	(567)	223
Net cash (used in) provided by operating activities	(1,305)	376

Cash flows from investing activities:
Net proceeds from sale of investment properties	30,375	--
Property improvements and replacements	(1,069)	(697)
Net withdrawals from (deposits to) restricted escrows	54	(71)
Insurance proceeds received	38	--
Net cash provided by (used in) investing activities	29,398	(768)

Cash flows from financing activities:
Payments on mortgage notes payable	(222)	(315)
Prepayment penalty paid	(3,369)	--
Repayments of mortgage notes payable	(14,930)	--
Loan costs paid	(53)	--
Proceeds from mortgage notes payable	3,900	--
Payments on advances from affiliate	(4,488)	--
Advances from affiliate	867	498
Distributions to minority interest partner	(1,208)	--
Distributions to partners	(1,538)	--
Net cash (used in) provided by financing activities	(21,041)	183

Net increase (decrease) in cash and cash equivalents	7,052	(209)
Cash and cash equivalents at beginning of period	98	281
Cash and cash equivalents at end of period	$ 7,150	$ 72

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,513	$ 692
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 7	$ 56

At December 31, 2007 and 2006, approximately $367,000 and $150,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2007 have been restated to reflect the operations of Brighton Crest Apartments and The Village Apartments as discontinued operations as a result of the sale of the respective properties during June 2008.  Brighton Crest Apartments was sold on June 10, 2008.  The Village Apartments was sold on June 26, 2008.  Included in loss from discontinued operations for the three and six months ended June 30, 2008 are losses of approximately $4,211,000 and $4,352,000, respectively, including revenues of approximately $811,000 and $1,787,000, respectively.  Included in loss from discontinued operations for the three and six months ended June 30, 2007 are losses of approximately $216,000 and $351,000, respectively, including revenues of approximately $948,000 and $1,901,000, respectively. As a result of the sale of both Brighton Crest Apartments and The Village Apartments in June 2008, the accompanying balance sheet as of December 31, 2007 has been restated to reflect the respective assets and liabilities of both Brighton Crest Apartments and The Village Apartments as held for sale.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $154,000 and $150,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in operating expenses and loss from discontinued operations.  As of December 31, 2007, the Partnership owed approximately $1,000 to affiliates of the Managing General Partner which is included in due to affiliates. No such amounts were owed at June 30, 2008.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $220,000 and $135,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expense, investment properties and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $140,000 and $56,000, respectively.  As of December 31, 2007, the Partnership owed an affiliate of the Managing General Partner approximately $33,000 of accrued accountable administrative expenses, which is included in due to affiliates. No accrued accountable administrative expenses were owed at June 30, 2008.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. During the six months ended June 30, 2008, approximately $44,000 in accrued subordinated management fees were paid from sale proceeds. No Partnership management fees were accrued or paid during the six months ended June 30, 2007.  Unpaid subordinated management fees at December 31, 2007 were approximately $44,000, which were included in other liabilities. There were no subordinated management fees owed at June 30, 2008.

During the six months ended June 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced approximately $867,000 and $498,000, respectively, to the Partnership to pay operational and capital improvements for all three investment properties. During the six months ended June 30, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $5,172,000 which included approximately $684,000 of interest. There were no payments made during the six months ended June 30, 2007. At December 31, 2007, the amount of outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $4,154,000 and is included in due to affiliates. There were no advances or accrued interest owed at June 30, 2008. Interest on the advances was charged at prime plus 1%, or 6.00% at June 30, 2008. Interest expense on the advances was approximately $151,000 and $139,000 for the six months ended June 30, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $101,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $188,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments, which was sold on June 10, 2008 (see Note E).  The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership.

As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, the minority interest had been reduced to zero in prior periods. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. This charge would be classified as distributions to minority interest partner in excess of investment on the consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner had previously reduced its investment balance to zero in prior years.  The minority partner’s share of unallocated losses and distributions was approximately $1,055,000 at December 31, 2007.

The Joint Venture had net income of approximately $12,415,000 and a net loss of approximately $241,000 for the six months ended June 30, 2008 and 2007, respectively. The minority partner's share of net income for the six months ended June 30, 2008 was approximately $2,301,000 and the minority partner’s share of net loss for the six months ended June 30, 2007 was approximately $43,000.  However, the Partnership recognized approximately $1,055,000 of the minority partner’s share of net income for the six months ended June 30, 2008 which was equal to previous unallocated losses and distributions of the minority partner. The Partnership recognized 100% of the net loss for the six months ended June 30, 2007 due to the minority partner’s investment balance being reduced to zero in 2002. For the three and six months ended June 30, 2008, the Joint Venture distributed approximately $6,904,000 of sale proceeds to its partners, of which approximately $1,208,000 was distributed to the minority partner.  There were no distributions from the Joint Venture to its partners for the six months ended June 30, 2007. At June 30, 2008 the minority partner’s share of the investment in Joint Venture is approximately $38,000.

Note D – Casualty Events

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional gain of approximately $5,000 during the six months ended June 30, 2008.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units.  The cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the six months ended June 30, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the six months ended June 30, 2008.

In March 2008, The Fairway Apartments suffered fire damage to four rental units.  Preliminary estimate of the cost to repair the units is approximately $40,000.  It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

Note E – Sale of Investment Property

On June 10, 2008, the Partnership sold Brighton Crest Apartments to a third party for a gross sales price of $21,500,000. The net proceeds realized by the Partnership were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Partnership used approximately $9,723,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $15,455,000 during the three and six months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $2,800,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $2,464,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Brighton Crest Apartments, loss of approximately $240,000 and $241,000 including revenues of approximately $1,154,000 and $1,261,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2008 and 2007, respectively.

On June 26, 2008, the Partnership sold The Village Apartments to a third party for a gross sales price of $9,355,000. The net proceeds realized by the Partnership were approximately $9,136,000 after payment of closing costs of approximately $219,000. The Partnership used approximately $5,207,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,601,000 during the six months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,106,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $905,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of The Village Apartments, loss of approximately $206,000 and $110,000, including revenues of approximately $633,000 and $640,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2008 and 2007, respectively.

Note F – Mortgage Financing

On June 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Fairway Apartments. The second mortgage loan bears interest at a fixed rate of 6.36% per annum and requires monthly payments of principal and interest of approximately $24,000 beginning on August 1, 2008 through the January 1, 2021 maturity date, at which time a balloon payment of approximately $3,081,000 is due.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering The Fairway Apartments.  The modification includes a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $35,000, beginning August 1, 2008 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $4,161,000 is due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $52,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty. As a condition of both loans, the lenders required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carveout obligations of the Partnership with respect to the loans. In connection with the second mortgage the Partnership incurred loan costs of approximately $53,000 which have been capitalized and are included in other assets.

Note G – Subsequent Event

Subsequent to June 30, 2008, the Partnership distributed approximately $6,458,000 (approximately $6,264,000 to the limited partners or $220.78 per limited partnership unit) from proceeds from the June 26, 2008 sale of The Village Apartments and the June 30, 2008 mortgage financing of The Fairway Apartments.

Note H – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

The Fairway Apartments	95%	97%
Plano, Texas

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2008 was approximately $16,367,000 and $16,088,000, respectively, compared to a net loss of approximately $353,000 and $601,000 for the three and six months ended June 30, 2007, respectively. The increase in net income for the three and six months ended June 30, 2008 is primarily due to an increase in the recognition of gain on sale of discontinued operations in addition to a slight increase in total revenues, partially offset by an increase in minority interest in net earnings of joint venture, an increase in loss from discontinued operations and an increase in total expenses.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and six months ended June 30, 2007 have been restated to reflect the operations of Brighton Crest Apartments and The Village Apartments as discontinued operations as a result of the sale of the respective properties during June 2008.  Brighton Crest Apartments was sold on June 10, 2008. The Village Apartments was sold on June 26, 2008.  Included in loss from discontinued operations for the three and six months ended June 30, 2008 are losses of approximately $4,211,000 and $4,352,000, respectively, including revenues of approximately $811,000 and $1,787,000, respectively.  Included in loss from discontinued operations for the three and six months ended June 30, 2007 are losses of approximately $216,000 and $351,000, respectively, including revenues of approximately $948,000 and $1,901,000, respectively. As a result of the sale of both Brighton Crest Apartments and The Village Apartments in June 2008, the consolidated balance sheet as of December 31, 2007 has been restated to reflect the respective assets and liabilities of both Brighton Crest Apartments and The Village Apartments as held for sale.

On June 10, 2008, the Partnership sold Brighton Crest Apartments to a third party for a gross sales price of $21,500,000. The net proceeds realized by the Partnership were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Partnership used approximately $9,723,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $15,455,000 during the three and six months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $2,800,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $2,464,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Brighton Crest Apartments, loss of approximately $240,000 and $241,000 including revenues of approximately $1,154,000 and $1,261,000 have been classified as loss from discontinued operations on the consolidated statements of operations for the six months ended June 30, 2008 and 2007, respectively.

On June 26, 2008, the Partnership sold The Village Apartments to a third party for a gross sales price of $9,355,000. The net proceeds realized by the Partnership were approximately $9,136,000 after payment of closing costs of approximately $219,000. The Partnership used approximately $5,207,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,601,000 during the six months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,106,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $905,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of The Village Apartments, loss of approximately $206,000 and $110,000, including revenues of approximately $633,000 and $640,000 have been classified as loss from discontinued operations on the consolidated statements of operations for the six months ended June 30, 2008 and 2007, respectively.

Total revenues increased for the six months ended June 30, 2008 due to increases in rental income and other income. The increase in rental income is due to an increase in the average rental rate at The Fairway Apartments, partially offset by a decrease in occupancy.  Other income increased due to increases in lease cancellation fees and application fees at The Fairway Apartments.

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional gain of approximately $5,000 during the six months ended June 30, 2008.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units.  The cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the six months ended June 30, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the six months ended June 30, 2008.

In March 2008, The Fairway Apartments suffered fire damage to four rental units.  Preliminary estimate of the cost to repair the units is approximately $40,000.  It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

Total expenses increased for both the three and six months ended June 30, 2008 due to increases in depreciation, general and administrative and operating expenses. Property tax and interest expenses remained relatively constant for the comparable periods.  Depreciation expense increased due to assets being placed into service over the past year which are now being depreciated. Operating expense increased due to an increase in maintenance and advertising expenses offset by a decrease in property expense.  Maintenance expense increased due to increases in contract painting and cleaning, electrical supplies and repair costs.  Advertising expense increased due to increases in national periodical and web advertising. Property expense decreased due to a decrease in maintenance salaries and benefits.

General and administrative expense increased primarily due to an increase in costs associated with the modification of the existing mortgage encumbering The Fairway Apartments during June 2008. Included in general and administrative expenses for the six months ended June 30, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments, which was sold on June 10, 2008 (see Note E).  The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership.

As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, the minority interest had been reduced to zero in prior periods. When the Joint Venture makes distributions in excess of the minority partner's investment balance, the Partnership as the majority partner, records a charge equal to the minority partner's excess distribution over the investment balance. This charge would be classified as distributions to minority interest partner in excess of investment on the consolidated statements of operations. Losses are allocated to the minority partner to the extent they do not create a minority deficit, in which case, the Partnership recognizes 100% of the losses in operating income. The Partnership will recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner had previously reduced its investment balance to zero in prior years.  The minority partner’s share of unallocated losses and distributions was approximately $1,055,000 at December 31, 2007.

The Joint Venture had net income of approximately $12,415,000 and a net loss of approximately $241,000 for the six months ended June 30, 2008 and 2007, respectively. The minority partner's share of net income for the six months ended June 30, 2008 was approximately $2,301,000 and the minority partner’s share of net loss for the six months ended June 30, 2007 was approximately $43,000.  However, the Partnership recognized approximately $1,055,000 of the minority partner’s share of net income for the six months ended June 30, 2008 which was equal to previous unallocated losses and distributions of the minority partner. The Partnership recognized 100% of the net loss for the six months ended June 30, 2007 due to the minority partner’s investment balance being reduced to zero in 2002. For the three and six months ended June 30, 2008, the Joint Venture distributed approximately $6,904,000 of sale proceeds to its partners, of which approximately $1,208,000 was distributed to the minority partner.  There were no distributions from the Joint Venture to its partners for the six months ended June 30, 2007. At June 30, 2008 the minority partner’s share of the investment in Joint Venture is approximately $38,000.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $7,150,000 compared to approximately $72,000 at June 30, 2007.  Cash and cash equivalents increased approximately $7,052,000 since December 31, 2007 due to approximately $29,398,000 of cash provided by investing activities, partially offset by approximately $21,041,000 and $1,305,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of proceeds from the sales of Brighton Crest Apartments and The Village Apartments, withdrawals from restricted escrows and insurance proceeds received partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to partners, distributions to minority interest partner, repayment of advances from an affiliate of the Managing General Partner, the repayment of the debt encumbering Brighton Crest Apartments and The Village Apartments, prepayment penalties paid, payment of loan costs and monthly payments on mortgage loans partially offset by the receipt of advances from an affiliate of the Managing General Partner and proceeds from the second mortgage obtained on The Fairway Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $286,000 of capital improvements at Brighton Crest Apartments, consisting primarily of floor covering replacements, interior building improvements and kitchen and bath upgrades. These improvements were funded from insurance proceeds, operating cash flow and advances from AIMCO Properties, L.P. On June 10, 2008, the Partnership sold Brighton Crest Apartments to a third party.

The Fairway Apartments

During the six months ended June 30, 2008 the Partnership completed approximately $300,000 of capital improvements at The Fairway Apartments consisting primarily of floor covering and appliance replacements, HVAC replacements, structural upgrades, kitchen and bath upgrades and swimming pool improvements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $123,000 of capital improvements at The Village Apartments, consisting primarily of structural improvements, interior kitchen upgrades and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. On June 26, 2008, the Partnership sold The Village Apartments to a third party.

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

On June 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Fairway Apartments. The second mortgage loan bears interest at a fixed rate of 6.36% per annum and requires monthly payments of principal and interest of approximately $24,000 beginning on August 1, 2008 through the January 1, 2021 maturity date, at which time a balloon payment of approximately $3,081,000 is due.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering The Fairway Apartments.  The modification includes a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $35,000, beginning August 1, 2008 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $4,161,000 is due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $52,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty. As a condition of both loans, the lenders required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carveout obligations of the Partnership with respect to the loans. In connection with the second mortgage the Partnership incurred loan costs of approximately $53,000 which have been capitalized and are included in other assets.

The Partnership distributed the following amounts during the six months ended June 30, 2008 and 2007 (in thousands, except per unit data).

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2008	Unit	June 30, 2007	Unit

Sale (1)	$1,538	$52.59	$ --	$ --

(1)

Sale proceeds from the 2008 sale of Brighton Crest Apartments.

Subsequent to June 30, 2008, the Partnership distributed approximately $6,458,000 (approximately $6,264,000 to the limited partners or $220.78 per limited partnership unit) from proceeds from the June 26, 2008 sale of The Village Apartments and the June 30, 2008 mortgage financing of The Fairway Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
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

10 RR

Amended and Restated Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing (Recast Transaction) between Federal Home Loan Mortgage Corporation and The New Fairways, L.P., a Delaware limited partnership, dated June 30, 2008. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 2008.)

10 SS

Amended and Restated Multifamily Note (Recast Transaction) between Federal Home Loan Mortgage Corporation and The New Fairways, L.P., a Delaware limited partnership, dated June 30, 2008. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 2008.)

10 TT

Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing between Wells Fargo Bank, National Association and The New Fairways, L.P., a Delaware limited partnership, dated June 30, 2008. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 2008.)

10 UU

Multifamily Note between Wells Fargo Bank, National Association and The New Fairways, L.P., a Delaware limited partnership, dated June 30, 2008. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 30, 2008.)

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

99C

First Amendment to the New Fairways, L.P. Agreement of Limited Partnership between Davidson Growth Plus GP Limited Partnership and Davidson Growth Plus, L.P.