Form 10-Q
period 2008-09-30
DAVIDSON GROWTH PLUS LP
filed 2008-11-13
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 799	$ 98
Receivables and deposits	346	139
Restricted escrows	--	54
Other assets	166	216
Investment property:
Land	2,212	2,212
Buildings and related personal property	9,678	9,101
	11,890	11,313
Less accumulated depreciation	(5,609)	(5,096)
	6,281	6,217
Assets held for sale (Note A)	--	8,854
	$ 7,592	$ 15,578

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 288	$ 496
Tenant security deposit liabilities	41	124
Accrued property taxes	145	181
Other liabilities	134	261
Due to affiliates (Note B)	--	4,188
Mortgage notes payable	9,005	5,263
Liabilities related to assets held for sale (Note A)	--	15,096
	9,613	25,609

Minority interest (Note C)	36	--

Partners' Deficit
General partners	(879)	(1,118)
Limited partners (28,371.75 units issued and
outstanding)	(1,178)	(8,913)
	(2,057)	(10,031)
	$ 7,592	$ 15,578

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Rental income	$ 535	$ 496	$ 1,581	$ 1,494
Other income	70	61	207	183
Total revenues	605	557	1,788	1,677

Expenses:
Operating	327	303	943	856
General and administrative	40	51	214	171
Depreciation	175	152	513	435
Interest	160	165	482	478
Property taxes	43	44	146	145
Total expenses	745	715	2,298	2,085

Loss before minority interest
and discontinued operations	(140)	(158)	(510)	(408)
Minority interest in net (loss) earnings of joint venture
(Note C)	2	--	(1,244)	--
Income (loss) from discontinued
operations (Notes A & E)	36	(189)	(4,316)	(540)
(Loss) gain on sale of discontinued
operations (Note E)	(16)	--	22,040	--
Net (loss) income	$ (118)	$ (347)	$ 15,970	$ (948)

Net (loss) income allocated to
general partners (3%)	$ (4)	$ (10)	$ 479	$ (28)
Net (loss) income allocated to
limited partners (97%)	(114)	(337)	15,491	(920)
	$ (118)	$ (347)	$ 15,970	$ (948)
Per limited partnership unit:
Loss from continuing operations	$ (4.70)	$ (5.40)	$ (59.96)	$ (13.96)
Income (loss) from discontinued
operations	1.23	(6.48)	(147.56)	(18.47)
(Loss) gain on sale of discontinued
operations	(.55)	--	753.52	--
Net (loss) income per limited
partnership unit	$ (4.02)	$ (11.88)	$ 546.00	$ (32.43)

Distributions per limited
partnership unit	$ 220.78	$ --	$ 273.37	$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	28,371.75	$ 1	$28,376	$ 28,377

Partners' deficit at
December 31, 2007	28,371.75	$(1,118)	$(8,913)	$(10,031)

Distributions to partners	--	(240)	(7,756)	(7,996)

Net income for the nine months
ended September 30, 2008	--	479	15,491	15,970

Partners' deficit at
September 30, 2008	28,371.75	$ (879)	$(1,178)	$ (2,057)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 15,970	$ (948)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Minority interest in net earnings of joint venture	1,244	--
Depreciation	1,014	1,154
Casualty gain	(33)	--
Gain on sale of investment properties	(22,040)	--
Loss on extinguishment of debt	3,906	--
Amortization of loan costs	32	43
Change in accounts:
Receivables and deposits	(207)	(32)
Other assets	95	(83)
Accounts payable	(204)	13
Tenant security deposit liabilities	(83)	22
Accrued property taxes	(36)	24
Other liabilities	(215)	4
Due to affiliates	(567)	121
Net cash (used in) provided by operating
activities	(1,124)	318

Cash flows from investing activities:
Net proceeds from sale of investment properties	30,375	--
Property improvements and replacements	(1,129)	(1,010)
Net withdrawals from restricted escrows	54	44
Insurance proceeds received	38	--
Net cash provided by (used in) investing
activities	29,338	(966)

Cash flows from financing activities:
Payments on mortgage notes payable	(236)	(475)
Prepayment penalty paid	(3,369)	--
Repayments of mortgage notes payable	(14,930)	--
Loan costs paid	(53)	(35)
Proceeds from mortgage notes payable	3,900	800
Payments on advances from affiliate	(4,488)	(293)
Advances from affiliate	867	605
Distributions to minority interest partner	(1,208)	--
Distributions to partners	(7,996)	--
Net cash (used in) provided by financing
activities	(27,513)	602

Net increase (decrease) in cash and cash equivalents	701	(46)
Cash and cash equivalents at beginning of period	98	281
Cash and cash equivalents at end of period	$ 799	$ 235

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,618	$ 1,057
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 224	$ 260

At December 31, 2007 and 2006, approximately $367,000 and $150,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007 have been restated to reflect the operations of Brighton Crest Apartments and The Village Apartments as discontinued operations as a result of the sale of the respective properties during June 2008. Brighton Crest Apartments was sold on June 10, 2008.  The Village Apartments was sold on June 26, 2008.  Included in income (loss) from discontinued operations for the three and nine months ended September 30, 2008 is income of approximately $36,000 and a loss of approximately $4,316,000, respectively, including revenues for the nine months ended September 30, 2008 of approximately $1,787,000. Included in loss from discontinued operations for the three and nine months ended September 30, 2007 are losses of approximately $189,000 and $540,000, respectively, including revenues of approximately $942,000 and $2,843,000, respectively. As a result of the sale of both Brighton Crest Apartments and The Village Apartments in June 2008, the accompanying balance sheet as of December 31, 2007 has been restated to reflect the respective assets and liabilities of both Brighton Crest Apartments and The Village Apartments as held for sale.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $184,000 and $226,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in operating expenses and income (loss) from discontinued operations.  As of December 31, 2007, the Partnership owed approximately $1,000 to affiliates of the Managing General Partner which is included in due to affiliates. No such amounts were owed at September 30, 2008.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $242,000 and $199,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expense, investment properties and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $147,000 and $79,000, respectively.  As of December 31, 2007, the Partnership owed an affiliate of the Managing General Partner approximately $33,000 of accrued accountable administrative expenses, which is included in due to affiliates. No accrued accountable administrative expenses were owed at September 30, 2008.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. During the nine months ended September 30, 2008, approximately $44,000 in accrued subordinated management fees were paid from sale proceeds. No Partnership management fees were accrued or paid during the nine months ended September 30, 2007.  Unpaid subordinated management fees at December 31, 2007 were approximately $44,000, which were included in other liabilities. There were no subordinated management fees owed at September 30, 2008.

During the nine months ended September 30, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced approximately $867,000 and $605,000, respectively, to the Partnership to pay operational and capital improvements for all three investment properties. During the nine months ended September 30, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $5,172,000 which included approximately $684,000 of interest. During the nine months ended September 30, 2007, the Partnership repaid AIMCO Properties, L.P. approximately $298,000 which included approximately $5,000 of accrued interest. At December 31, 2007, the amount of outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $4,154,000 and is included in due to affiliates. There were no advances or accrued interest owed at September 30, 2008. Interest on the advances was charged at prime plus 1%. Interest expense on the advances was approximately $151,000 and $217,000 for the nine months ended September 30, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $127,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $188,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

The Joint Venture had net income of approximately $12,406,000 and a net loss of approximately $340,000 for the nine months ended September 30, 2008 and 2007, respectively. The minority partner's share of net income for the nine months ended September 30, 2008 was approximately $2,299,000 and the minority partner’s share of net loss for the nine months ended September 30, 2007 was approximately $60,000.  However, the Partnership recognized approximately $1,055,000 of the minority partner’s share of net income for the nine months ended September 30, 2008 which was equal to previous unallocated losses and distributions of the minority partner. The Partnership recognized 100% of the net loss for the nine months ended September 30, 2007 due to the minority partner’s investment balance being reduced to zero in 2002. For the nine months ended September 30, 2008, the Joint Venture distributed approximately $6,904,000 of sale proceeds to its partners, of which approximately $1,208,000 was distributed to the minority partner.  There were no distributions from the Joint Venture to its partners for the nine months ended September 30, 2007. At September 30, 2008 the minority partner’s share of the investment in Joint Venture is approximately $36,000.

Note D – Casualty Events

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional gain of approximately $5,000 during the nine months ended September 30, 2008.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units.  The cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the nine months ended September 30, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the nine months ended September 30, 2008.

In March 2008, The Fairway Apartments suffered fire damage to four rental units.  Preliminary estimate of the cost to repair the units is approximately $40,000.  It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In September 2008, The Fairway Apartments sustained damages from Hurricane Ike. The damages are estimated to be approximately $100,000, including clean up costs of approximately $25,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the three and nine months ended September 30, 2008 the estimated clean up costs are included in operating expenses.

Note E – Sale of Investment Property

On June 10, 2008, the Partnership sold Brighton Crest Apartments to a third party for a gross sales price of $21,500,000. The net proceeds realized by the Partnership were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Partnership used approximately $9,723,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $15,416,000 during the nine months ended September 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $2,800,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $2,464,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Brighton Crest Apartments, loss of approximately $210,000 and $340,000 including revenues of approximately $1,154,000 and $1,891,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively.

On June 26, 2008, the Partnership sold The Village Apartments to a third party for a gross sales price of $9,355,000. The net proceeds realized by the Partnership were approximately $9,136,000 after payment of closing costs of approximately $219,000. The Partnership used approximately $5,207,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,624,000 during the nine months ended September 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,106,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $905,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of The Village Apartments, loss of approximately $200,000 and $200,000, including revenues of approximately $633,000 and $952,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively.

During the three months ended September 30, 2008 the Partnership incurred additional costs of approximately $16,000 associated with the sales of Brighton Crest Apartments and The Village Apartments. These additional costs are included as a decrease in gain from sale of discontinued operations for the three months ended September 30, 2008. The income from discontinued operations for the three months ended September 30, 2008 is the result of the reversal of approximately $36,000 of operating costs accrued at the time of the sales as a result of the actual costs being less than anticipated.

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

Note G – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review. All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines, or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2008 and 2007:

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

Results of Operations

The Partnership’s net loss for the three months ended September 30, 2008 was approximately $118,000 and net income for the nine months ended September 30, 2008 was approximately $15,970,000, compared to net losses of approximately $347,000 and $948,000 for the three and nine months ended September 30, 2007, respectively.

The decrease in net loss for the three months ended September 30, 2008 is due to an increase in total revenues and a decrease in loss from discontinued operations, partially offset by an increase in total expenses. The increase in net income for the nine months ended September 30, 2008 is primarily due to the recognition of gain on sale of discontinued operations and an increase in total revenues, partially offset by an increase in minority interest in net earnings of joint venture, an increase in loss from discontinued operations and an increase in total expenses.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007 have been restated to reflect the operations of Brighton Crest Apartments and The Village Apartments as discontinued operations as a result of the sale of the respective properties during June 2008.  Brighton Crest Apartments was sold on June 10, 2008. The Village Apartments was sold on June 26, 2008.  Included in income (loss) from discontinued operations for the three and nine months ended September 30, 2008 is income of approximately $36,000 and a loss of approximately $4,316,000, respectively, including revenues for the nine months ended September 30, 2008 of approximately $1,787,000. Included in loss from discontinued operations for the three and nine months ended September 30, 2007 are losses of approximately $189,000 and $540,000, respectively, including revenues of approximately $942,000 and $2,843,000, respectively. As a result of the sale of both Brighton Crest Apartments and The Village Apartments in June 2008, the accompanying balance sheet as of December 31, 2007 has been restated to reflect the respective assets and liabilities of both Brighton Crest Apartments and The Village Apartments as held for sale.

On June 10, 2008, the Partnership sold Brighton Crest Apartments to a third party for a gross sales price of $21,500,000. The net proceeds realized by the Partnership were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Partnership used approximately $9,723,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $15,416,000 during the nine months ended September 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $2,800,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $2,464,000.  The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144 the operations of Brighton Crest Apartments, loss of approximately $210,000 and $340,000 including revenues of approximately $1,154,000 and $1,891,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively.

On June 26, 2008, the Partnership sold The Village Apartments to a third party for a gross sales price of $9,355,000. The net proceeds realized by the Partnership were approximately $9,136,000 after payment of closing costs of approximately $219,000. The Partnership used approximately $5,207,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,624,000 during the nine months ended September 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,106,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $905,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of The Village Apartments, loss of approximately $200,000 and $200,000, including revenues of approximately $633,000 and $952,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively.

During the three months ended September 30, 2008 the Partnership incurred additional costs of approximately $16,000 associated with the sales of Brighton Crest Apartments and The Village Apartments. These additional costs are included as a decrease in gain from sale of discontinued operations for the three months ended September 30, 2008. The income from discontinued operations for the three months ended September 30, 2008 is the result of the reversal of approximately $36,000 of operating costs accrued at the time of the sales as a result of the actual costs being less than anticipated.

Total revenues increased for the three and nine months ended September 30, 2008 due to increases in both rental income and other income. The increase in rental income for both the three and nine months ended September 30, 2008 is due to an increase in the average rental rate at The Fairway Apartments, partially offset by a decrease in occupancy.  Other income increased for the nine months ended September 30, 2008 due to increases in lease cancellation fees and application fees at The Fairway Apartments. Other income increased for the three months ended September 30, 2008 due to increases in interest income and utility reimbursements.

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional gain of approximately $5,000 during the nine months ended September 30, 2008.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units.  The cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the nine months ended September 30, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the nine months ended September 30, 2008.

In March 2008, The Fairway Apartments suffered fire damage to four rental units.  Preliminary estimate of the cost to repair the units is approximately $40,000.  It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In September 2008, The Fairway Apartments sustained damages from Hurricane Ike. The damages are estimated to be approximately $100,000, including clean up costs of approximately $25,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the three and nine months ended September 30, 2008 the estimated clean up costs are included in operating expenses.

Total expenses increased for the three months ended September 30, 2008 due to an increase in depreciation and operating expenses partially offset by a decrease in general and administrative expenses. Property tax and interest expenses remained relatively constant for the comparable period. Total expenses increased for the nine months ended September 30, 2008 due to increases in depreciation, operating and general and administrative expenses.  Interest and property tax expenses remained relatively constant for the comparable period. Depreciation expense increased for both periods due to new assets being placed into service at The Fairway Apartments. Operating expense increased for the three month period due to clean up costs incurred related to damages from Hurricane Ike. Operating expense increased for the nine month period due to increases in advertising, administrative and maintenance expenses, along with clean up costs incurred related to damages from Hurricane Ike. Advertising expense increased due to an increase in various advertising publications for The Fairways Apartments. Administrative costs increased at The Fairways Apartments as a result of an increase in professional fees. Maintenance expense increased due to increases in maintenance materials, plumbing and carpet contracts, and painting at The Fairways Apartments.

General and administrative expenses decreased for the three months ended September 30, 2008 due to a decrease in management reimbursements, partially offset by an increase in audit costs. General and administrative expense increased for the nine months ended September 30, 2008 primarily due to an increase in costs associated with the modification of the existing mortgage encumbering The Fairway Apartments during June 2008. Included in general and administrative expenses for the nine months ended September 30, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments, which was sold on June 10, 2008, as discussed above. The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership.

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

The Joint Venture had net income of approximately $12,406,000 and a net loss of approximately $340,000 for the nine months ended September 30, 2008 and 2007, respectively. The minority partner's share of net income for the nine months ended September 30, 2008 was approximately $2,299,000 and the minority partner’s share of net loss for the nine months ended September 30, 2007 was approximately $60,000.  However, the Partnership recognized approximately $1,055,000 of the minority partner’s share of net income for the nine months ended September 30, 2008 which was equal to previous unallocated losses and distributions of the minority partner. The Partnership recognized 100% of the net loss for the nine months ended September 30, 2007 due to the minority partner’s investment balance being reduced to zero in 2002. For the nine months ended September 30, 2008, the Joint Venture distributed approximately $6,904,000 of sale proceeds to its partners, of which approximately $1,208,000 was distributed to the minority partner.  There were no distributions from the Joint Venture to its partners for the nine months ended September 30, 2007. At September 30, 2008 the minority partner’s share of the investment in Joint Venture is approximately $36,000.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $799,000 compared to approximately $235,000 at September 30, 2007.  Cash and cash equivalents increased approximately $701,000 since December 31, 2007 due to approximately $29,338,000 of cash provided by investing activities, partially offset by approximately $27,513,000 and $1,124,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of proceeds from the sales of Brighton Crest Apartments and The Village Apartments, withdrawals from restricted escrows and insurance proceeds received partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to partners, distributions to minority interest partner, repayment of advances from an affiliate of the Managing General Partner, the repayment of the debt encumbering Brighton Crest Apartments and The Village Apartments, prepayment penalties paid, payment of loan costs and monthly payments on mortgage loans partially offset by the receipt of advances from an affiliate of the Managing General Partner and proceeds from the second mortgage obtained on The Fairway Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Brighton Crest Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $286,000 of capital improvements at Brighton Crest Apartments, consisting primarily of floor covering replacements, interior building improvements and kitchen and bath upgrades. These improvements were funded from insurance proceeds, operating cash flow and advances from AIMCO Properties, L.P. On June 10, 2008, the Partnership sold Brighton Crest Apartments to a third party.

The Fairway Apartments

During the nine months ended September 30, 2008 the Partnership completed approximately $577,000 of capital improvements at The Fairway Apartments consisting primarily of floor covering and appliance replacements, HVAC replacements, structural upgrades, kitchen and bath upgrades and swimming pool improvements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $123,000 of capital improvements at The Village Apartments, consisting primarily of structural improvements, interior kitchen upgrades and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. On June 26, 2008, the Partnership sold The Village Apartments to a third party.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data).

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership

September 30, 2008

Unit

September 30, 2007

Unit

Sale (1)	$ 4,406	$150.64	$ --	$ --
Financing (2)	3,590	122.73	--	--
	$ 7,996	$273.37	$ --	$ --

(1)            Sale proceeds from the 2008 sale of Brighton Crest Apartments and The Village

(2)            Financing proceeds from the 2008 second mortgage obtained on The Fairway Apartments

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

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 5.     OTHER INFORMATION

On October 15, 2008, the Partnership amended its existing partnership agreement to extend the termination date of the Partnership from December 31, 2011 until December 31, 2021.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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

3B                First Amendment to the Davidson Growth Plus, L.P. Limited Partnership Agreement dated October 15, 2008.

4                 Certificate of Limited Partnership dated May 20, 1986 is incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-11 dated June 23, 1986.

10 M              Sterling Crest Joint Venture Agreement dated June 29, 19 87 between Freeman Income Real Estate, L.P. and Freeman Georgia Ventures, Inc. is incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 8 dated December 29, 1987.

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

99C              First Amendment to the New Fairways, L.P. Agreement of Limited Partnership between Davidson Growth Plus GP Limited Partnership and Davidson Growth Plus, L.P. dated July 1, 2008.