Form 10-K
period 2008-12-31
DAVIDSON GROWTH PLUS LP
filed 2009-03-24
CIK 795757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(864) 239-1000
Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

Davidson Growth Plus, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in May 1986.  The general partners of the Partnership were Davidson Diversified Properties, Inc., a Tennessee corporation ("DDPI") and James T. Gunn ("Individual General Partner") (collectively, the "General Partners").

On August 29, 1996, the Limited Partnership Agreement was amended to remove DDPI as managing general partner and admit Davidson Growth Plus GP Corporation ("Managing General Partner"), an affiliate of DDPI, as managing general partner in the place and stead of DDPI effective as of that date. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021, unless terminated prior to such date.

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

The Partnership's primary business is to operate and hold existing real estate properties for investment. All of the net proceeds of the offering were invested in four properties, of which one property continues to be held by the Partnership.  See "Item 2. Property" for a description of the Partnership's remaining property.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provides property management services.

1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to make distributions to its partners.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to make distributions to its partners depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

The following table sets forth the Partnership's investment in property:

Date
Property	Acquired	Type of Ownership	Use

The Fairway Apartments (1)	05/18/88	Fee ownership subject to a	Apartment
Plano, Texas		first and second mortgage	256 units

(1)   Property is held by a Limited Partnership in which the Partnership owns a 99% interest.

On June 10, 2008, the Partnership sold Brighton Crest Apartments to a third party for a gross sales price of $21,500,000. The net proceeds realized by the Partnership were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Partnership used approximately $9,723,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $15,392,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $2,800,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $2,464,000. The loss on extinguishment of debt is included in loss from discontinued operations.

On June 26, 2008, the Partnership sold The Village Apartments to a third party for a gross sales price of $9,355,000. The net proceeds realized by the Partnership were approximately $9,136,000 after payment of closing costs of approximately $219,000. The Partnership used approximately $5,207,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,624,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,106,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $905,000. The loss on extinguishment of debt is included in loss from discontinued operations.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

The Fairway	$12,325	$5,793	5-30 yrs	S/L	$7,089
Apartments

See "Note A" of the financial statements included in "Item 8. Financial Statements and Supplementary Data" for the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
The Fairway
Apartments
1st mortgage	$ 5,096	7.27%	20 years	01/01/21	$ 4,163
2nd mortgage	3,878	6.36	20 years	01/01/21	3,081

Total	$ 8,974				$ 7,244

(1)   Fixed rate mortgages.

(2)   See "Item 8. Financial Statements and Supplementary Data - Note B" for information with respect to the Partnership’s ability to prepay the loans and other details about the loans.

On June 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Fairway Apartments. The second mortgage loan bears interest at a fixed rate of 6.36% per annum and requires monthly payments of principal and interest of approximately $24,000 beginning on August 1, 2008 through the January 1, 2021 maturity date, at which time a balloon payment of approximately $3,081,000 is due. The Partnership may prepay the second mortgage loan subject to a prepayment penalty. In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering The Fairway Apartments. The modification includes a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $35,000, beginning August 1, 2008 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $4,163,000 is due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $52,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty. As a condition of both loans, the lenders required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carveout obligations of the Partnership with respect to the loans. In connection with the second mortgage the Partnership incurred loan costs of approximately $89,000 which have been capitalized and are included in other assets.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for the property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2008	2007	2008	2007

The Fairway Apartments	$8,719	$8,252	95%	97%

As noted under "Item 1. Business", the Partnership's property is subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that the property is adequately insured.  The property is an apartment complex which leases its units for lease terms of one year or less.  No resident leases 10% or more of the available rental space.  The property is in good physical condition subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Real Estate Taxes and Rate

Real estate taxes and rate in 2008 for the property were as follows:

	2008	2008
	Taxes	Rate
	(in thousands)

The Fairway Apartments	$214	2.11%

Capital Improvements

Brighton Crest Apartments

During the year ended December 31, 2008, the Partnership completed approximately $286,000 of capital improvements at Brighton Crest Apartments, consisting primarily of floor covering replacements, interior building improvements and kitchen and bath upgrades. These improvements were funded from insurance proceeds, operating cash flow and advances from AIMCO Properties, L.P. On June 10, 2008, the Partnership sold Brighton Crest Apartments to a third party.

The Fairway Apartments

During the year ended December 31, 2008 the Partnership completed approximately $1,011,000 of capital improvements at The Fairway Apartments consisting primarily of floor covering and appliance replacements, HVAC replacements, structural upgrades, kitchen and bath upgrades and swimming pool improvements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Village Apartments

During the year ended December 31, 2008, the Partnership completed approximately $124,000 of capital improvements at The Village Apartments, consisting primarily of structural improvements, interior kitchen upgrades and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. On June 26, 2008, the Partnership sold The Village Apartments to a third party.

Capital expenditures will be incurred only if cash is available from operations, advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances, and Partnership reserves.  To the extent that such capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 28,371.75 Limited Partnership Units (the "Units") aggregating $28,376,000.  As of December 31, 2008, there were 1,130 holders of record owning an aggregate of 28,371.75 Units.  Affiliates of the Managing General Partner owned 17,824 Units or 62.82% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the year ended December 31, 2008 and 2007 (in thousands, except per unit data).

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31, 2008	Partnership Unit	December 31, 2007	Partnership Unit

Sale(1)	$ 4,406	$150.64	$ --	$ --
Financing (2)	3,590	122.73	--	--
	$ 7,996	$273.37	$ --	$ --

(1)   Sale proceeds from the 2008 sale of Brighton Crest Apartments and The Village Apartments

(2)   Financing proceeds from the 2008 second mortgage obtained on The Fairway Apartments

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners in 2009 or subsequent periods.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 Units in the Partnership representing 62.82% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units.  In all cases, the Managing General Partner must consent to any transfer.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership’s net income for the year ended December 31, 2008 was approximately $15,829,000 compared to a net loss of approximately $1,215,000 for the year ended December 31, 2007. The increase in net income for the year ended December 31, 2008 is primarily due to the recognition of gain on sale of discontinued operations and an increase in total revenues, partially offset by an increase in minority interest in net earnings of joint venture, an increase in loss from discontinued operations and an increase in total expenses.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the year ended December 31, 2007 have been restated to reflect the operations of Brighton Crest Apartments and The Village Apartments as discontinued operations as a result of the sale of the respective properties during June 2008.  Brighton Crest Apartments was sold on June 10, 2008. The Village Apartments was sold on June 26, 2008. In addition, the consolidated balance sheet as of December 31, 2007 has been restated to reflect the respective assets and liabilities of both properties as held for sale due to their sale in June 2008.

On June 10, 2008, the Partnership sold Brighton Crest Apartments to a third party for a gross sales price of $21,500,000. The net proceeds realized by the Partnership were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Partnership used approximately $9,723,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $15,392,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $2,800,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $2,464,000. The loss on extinguishment of debt is included in loss from discontinued operations.

On June 26, 2008, the Partnership sold The Village Apartments to a third party for a gross sales price of $9,355,000. The net proceeds realized by the Partnership were approximately $9,136,000 after payment of closing costs of approximately $219,000. The Partnership used approximately $5,207,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,624,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,106,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $905,000. The loss on extinguishment of debt is included in loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31, 2008
	Brighton Crest	The Village
	Apartments	Apartments	Total

Revenues	$ 1,155	$ 633	$ 1,788
Expenses	(1,386)	(837)	(2,223)
Loss on extinguishment of debt	(2,800)	(1,106)	(3,906)
Casualty gain	33	--	33
Loss from discontinued operations	$(2,998)	$(1,310)	$(4,308)

	Year Ended December 31, 2007
	Brighton Crest	The Village
	Apartments	Apartments	Total

Revenues	$ 2,553	$ 1,273	$ 3,826
Expenses	(2,957)	(1,570)	(4,527)
Casualty gain	17	--	17
Loss from discontinued operations	$ (387)	$ (297)	$ (684)

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the years ended December 31, 2008 and 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional gain of approximately $5,000 during the year ended December 31, 2008.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units.  The cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the year ended December 31, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the year ended December 31, 2008.

Total revenues increased for the year ended December 31, 2008 due to increases in both rental income and other income. The increase in rental income is due to an increase in the average rental rate at The Fairway Apartments and a decrease in bad debt expense, partially offset by a decrease in occupancy. Other income increased due to increases in lease cancellation fees, resident utility payments, and application fees at The Fairway Apartments.

Total expenses increased during the year ended December 31, 2008 due to increases in operating, depreciation, general and administrative and property tax expenses. Interest expense remained relatively constant for the comparable periods. The increase in operating expense is due to increases in property and maintenance expenses partially offset by a decrease in insurance expense. The increase in property expense is due to increases in payroll and utility expenses. The increase in maintenance expense is primarily due to increases in electrical supply costs and a decrease in capitalized payroll costs. Depreciation expense increased due to new assets being placed into service at The Fairway Apartments.  Property taxes increased due to an increase in the assessed value and tax rate of The Fairway Apartments. Insurance expense decreased due to a decrease in hazard insurance premiums at The Fairway Apartments.

In March 2008, The Fairway Apartments suffered fire damage to four rental units.  The cost to repair the units was approximately $27,000 and is included in operating expenses. Subsequent to December 31, 2008, the Partnership received insurance proceeds of approximately $17,000, net of deductibles. The insurance proceeds were recorded as a receivable as of December 31, 2008 and are also included as a reduction of operating expenses. No future insurance proceeds are expected.

During the third quarter of 2008, the Partnership had accrued approximately $25,000 of clean up costs for estimated damages suffered at The Fairways Apartments from Hurricane Ike. These costs were included in operating expenses. During the fourth quarter of 2008 this estimate was reversed as the actual clean up costs incurred were minimal.

General and administrative expenses increased primarily due to an increase in costs associated with the modification  of the existing mortgage encumbering The Fairway Apartments along with an increase in audit costs, partially offset by a decrease in management reimbursements as a result of the sale of two properties during 2008. Included in general and administrative expenses for the years ended December 31, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

The Joint Venture had net income of approximately $12,392,000 and a net loss of approximately $386,000 for the years ended December 31, 2008 and 2007, respectively. The minority partner's share of net income for the year ended December 31, 2008 was approximately $2,299,000 and the minority partner’s share of net loss for the year ended December 31, 2007 was approximately $68,000.  However, the Partnership recognized approximately $1,055,000 of the minority partner’s share of net income for the year ended December 31, 2008 which was equal to previous unallocated losses and distributions of the minority partner. The Partnership recognized 100% of the net loss for the year ended December 31, 2007 due to the minority partner’s investment balance being reduced to zero in 2002. For the year ended December 31, 2008, the Joint Venture distributed approximately $7,108,000 of sale proceeds to its partners, of which approximately $1,244,000 was distributed to the minority partner.  There were no distributions from the Joint Venture to its partners for the year ended December 31, 2007. At December 31, 2008 the Joint Venture has been liquidated.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $267,000 compared to approximately $98,000 at December 31, 2007.  Cash and cash equivalents increased approximately $169,000 since December 31, 2007 due to approximately $28,736,000 of cash provided by investing activities, partially offset by approximately $27,616,000 and $951,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of proceeds from the sales of Brighton Crest Apartments and The Village Apartments, withdrawals from restricted escrows and insurance proceeds received partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to partners, distributions to minority interest partner, repayment of advances from an affiliate of the Managing General Partner, the repayment of the debt encumbering Brighton Crest Apartments and The Village Apartments, prepayment penalties paid, payment of loan costs and monthly payments on mortgage loans, partially offset by the receipt of advances from an affiliate of the Managing General Partner and proceeds from the second mortgage obtained on The Fairway Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

During the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $867,000 and $1,474,000, respectively, to pay operational expenses and capital expenditures for all three investment properties. Interest on advances is charged at prime plus 1%. Interest expense on these advances was approximately $151,000 and $297,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $5,172,000, which included approximately $684,000 of interest, with sale proceeds. During the year ended December 31, 2007, the Partnership repaid AIMCO Properties, L.P. approximately $399,000, which included approximately $6,000 of interest, with financing proceeds. At December 31, 2007, the amount of outstanding loans and accrued interest due to AIMCO Properties, L.P. was approximately $4,154,000 and is included in due to affiliates.  There were no advances or accrued interest owed at December 31, 2008.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Fairway Apartments consists of a first mortgage of approximately $5,096,000 and a second mortgage of approximately $3,878,000 both of which mature on January 1, 2021, at which time balloon payments of approximately $4,163,000 and $3,081,000, respectively, are due.

On June 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Fairway Apartments. The second mortgage loan bears interest at a fixed rate of 6.36% per annum and requires monthly payments of principal and interest of approximately $24,000 beginning on August 1, 2008 through the January 1, 2021 maturity date, at which time a balloon payment of approximately $3,081,000 is due. The Partnership may prepay the second mortgage loan subject to a prepayment penalty. In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering The Fairway Apartments. The modification includes a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $35,000, beginning August 1, 2008 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $4,163,000 is due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $52,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty. As a condition of both loans, the lenders required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carveout obligations of the Partnership with respect to the loans. In connection with the second mortgage the Partnership incurred loan costs of approximately $89,000 which have been capitalized and are included in other assets.

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $800,000 on one of its investment properties, Brighton Crest Apartments, located in Marietta, Georgia. The second mortgage had an interest rate of 5.93% per annum and required monthly payments of principal and interest of approximately $5,000 beginning October 1, 2007, through February 1, 2020. The second mortgage had a balloon payment of approximately $625,000 due at maturity.  If no event of default exists at maturity, the maturity date would have been extended for one additional year, to February 1, 2021, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. The loans were prepayable subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $47,000 were capitalized and were included in assets held for sale at December 31, 2007. During the year ended December 31, 2008, the mortgages encumbering Brighton Crest Apartments were repaid with proceeds from the June 2008 sale.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Brighton Crest Apartments. The modification included an interest rate of 7.16% per annum, monthly payments of principal and interest of approximately $61,000, commencing October 1, 2007, through the maturity of February 1, 2022, at which time a balloon payment of approximately $6,862,000 was due.  The previous terms were an interest rate of 7.16% per annum through the maturity date of February 1, 2022 and monthly payments of approximately $84,000 through the maturity date, at which date the loan was scheduled to be fully amortized. The loans were prepayable subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan. During the year ended December 31, 2008, the mortgages encumbering Brighton Crest Apartments were repaid with proceeds from the June 2008 sale.

The Partnership distributed the following amounts during the year ended December 31, 2008 and 2007 (in thousands, except per unit data).

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31, 2008	Partnership Unit	December 31, 2007	Partnership Unit

Sale(1)	$ 4,406	$150.64	$ --	$ --
Financing (2)	3,590	122.73	--	--
	$ 7,996	$273.37	$ --	$ --

(1)   Sale proceeds from the 2008 sale of Brighton Crest Apartments and The Village Apartments

(2)   Financing proceeds from the 2008 second mortgage obtained on The Fairway Apartments

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

DAVIDSON GROWTH PLUS, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2008 and 2007

      Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

      Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Growth Plus, L.P.

We have audited the accompanying consolidated balance sheets of Davidson Growth Plus, L.P. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2008	2007
		(Restated)
Assets
Cash and cash equivalents	$ 267	$ 98
Receivables and deposits	276	139
Restricted escrows	--	54
Other assets	179	216
Investment property (Notes B and E):
Land	2,212	2,212
Buildings and related personal property	10,113	9,101
	12,325	11,313
Less accumulated depreciation	(5,793)	(5,096)
	6,532	6,217
Assets held for sale (Note A)	--	8,854
	$ 7,254	$ 15,578

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 140	$ 496
Tenant security deposit liabilities	39	38
Accrued property taxes	213	181
Other liabilities	86	261
Due to affiliates (Note D)	--	4,188
Mortgage notes payable (Note B)	8,974	5,263
Liabilities related to assets held for sale (Note A)	--	15,182
	9,452	25,609

Minority interest (Note F)	--	--

Partners' Deficit
General partners	(883)	(1,118)
Limited partners (28,371.75 units issued and
outstanding)	(1,315)	(8,913)
	(2,198)	(10,031)
	$ 7,254	$ 15,578

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
		(Restated)
Revenues:
Rental income	$ 2,115	$ 2,009
Other income	284	246
Total revenues	2,399	2,255

Expenses:
Operating	1,226	1,152
General and administrative	257	223
Depreciation	697	591
Interest	640	639
Property taxes	214	181
Total expenses	3,034	2,786

Loss before minority interest
and discontinued operations	(635)	(531)
Minority interest in net earnings
of joint venture (Note F)	(1,244)	--
Loss from discontinued operations (Notes A & H)	(4,308)	(684)
Gain on sale of discontinued operations (Note H)	22,016	--
Net income (loss) (Note C)	$ 15,829	$ (1,215)

Net income (loss) allocated to general
Partners (3%)	$ 475	$ (36)
Net income (loss) allocated to limited
partners (97%)	15,354	(1,179)
	$ 15,829	$ (1,215)
Per limited partnership unit:
Loss from continuing operations	$ (64.21)	$ (18.15)
Loss from discontinued operations	(147.31)	(23.41)
Gain on sale of discontinued operations	752.70	--
Net income (loss) per limited partnership unit	$ 541.18	$ (41.56)

Distributions per limited partnership
unit	$ 273.37	$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	28,371.75	$ 1	$28,376	$ 28,377

Partners' deficit at
December 31, 2006	28,371.75	$(1,082)	$(7,734)	$ (8,816)

Net loss for the year ended
December 31, 2007	--	(36)	(1,179)	(1,215)

Partners' deficit at
December 31, 2007	28,371.75	(1,118)	(8,913)	(10,031)

Distributions to partners	--	(240)	(7,756)	(7,996)

Net income for the year ended
December 31, 2008	--	475	15,354	15,829

Partners' deficit at
December 31, 2008	28,371.75	$ (883)	$(1,315)	$ (2,198)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 15,829	$(1,215)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Minority interest in net earnings of joint venture	1,244	--
Depreciation	1,198	1,567
Casualty gain	(33)	(17)
Gain on sale of investment properties	(22,016)	--
Loss on extinguishment of debt	3,906	--
Amortization of loan costs	36	58
Change in accounts:
Receivables and deposits	(137)	(28)
Other assets	114	(5)
Accounts payable	(209)	25
Tenant security deposit liabilities	(85)	26
Accrued property taxes	32	(23)
Other liabilities	(263)	46
Due to affiliates	(567)	235
Net cash (used in) provided by operating
activities	(951)	669

Cash flows from investing activities:
Net proceeds from sale of investment properties	30,375	--
Property improvements and replacements	(1,731)	(2,209)
Net withdrawals from restricted escrows	54	76
Insurance proceeds received	38	20
Net cash provided by (used in) investing
activities	28,736	(2,113)

Cash flows from financing activities:
Payments on mortgage notes payable	(267)	(573)
Prepayment penalty paid	(3,369)	--
Repayments of mortgage notes payable	(14,930)	--
Loan costs paid	(89)	(47)
Proceeds from mortgage notes payable	3,900	800
Payments on advances from affiliate	(4,488)	(393)
Advances from affiliate	867	1,474
Distributions to minority partner	(1,244)	--
Distributions to partners	(7,996)	--
Net cash (used in) provided by financing
activities	(27,616)	1,261

Net increase (decrease) in cash and cash equivalents	169	(183)
Cash and cash equivalents at beginning of period	98	281
Cash and cash equivalents at end of period	$ 267	$ 98

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,824	$ 1,414
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 57	$ 367

At December 31, 2006, approximately $150,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at December 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization

Davidson Growth Plus, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized in May 1986 to acquire and operate residential real estate properties. Davidson Growth Plus GP Corporation ("DGPGP") is the managing general partner ("Managing General Partner"). The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021, unless terminated prior to such date. The Partnership commenced operations on August 13, 1986, and completed its acquisition of apartment properties in May 1988. The Partnership operates one residential property, located in Plano, Texas.

Principles of Consolidation

The financial statements of the Partnership include its 99% limited partnership interest in The New Fairways, LP and its 82.5% general partnership interest in Sterling Crest Joint Venture ("Sterling Crest") which operates Brighton Crest Apartments which was sold on June 10, 2008 (see Note H).  The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. Sterling Crest results of operations are included in the consolidated statement of operations and all intercompany balances have been eliminated. The minority partner is an affiliated public partnership.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2007 has been restated as of January 1, 2007 to reflect the operations of Brighton Crest Apartments, which sold on June 10, 2008, and The Village Apartments, which sold on June 26, 2008, as loss from discontinued operations. In addition, the consolidated balance sheet as of December 31, 2007 has been restated to reflect the respective assets and liabilities of both properties as held for sale due to their sale in June 2008. See Note H – Sale of Investment Properties for further information related to the sales.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31, 2008
	Brighton Crest	The Village
	Apartments	Apartments	Total

Revenues	$ 1,155	$ 633	$ 1,788
Expenses	(1,386)	(837)	(2,223)
Loss on extinguishment of debt	(2,800)	(1,106)	(3,906)
Casualty gain	33	--	33
Loss from discontinued operations	$(2,998)	$(1,310)	$(4,308)

	Year Ended December 31, 2007
	Brighton Crest	The Village
	Apartments	Apartments	Total

Revenues	$ 2,553	$ 1,273	$ 3,826
Expenses	(2,957)	(1,570)	(4,527)
Casualty gain	17	--	17
Loss from discontinued operations	$ (387)	$ (297)	$ (684)

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

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the rental property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 30 years, and (2) personal property additions over 5 years.

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the year ended December 31, 2007, the Partnership capitalized interest of approximately $20,000, property taxes of approximately $6,000 and operating costs of approximately $1,000. These costs are included in assets held for sale at December 31, 2007. During the year ended December 31, 2008, the Partnership did not capitalize any costs. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $215,000 and $5,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses and discontinued operations, was approximately $118,000 and $173,000 for the years ended December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt.  The fair value of the Partnership's long-term debt, at the Partnership’s incremental borrowing rate, approximates its carrying value.

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

Deferred Costs

Loan costs of approximately $226,000 and $137,000, less accumulated amortization of approximately $81,000 and $70,000 at December 31, 2008 and 2007, respectively, are included in other assets. Loan costs of approximately $740,000, less accumulated amortization of approximately $179,000, are included in assets held for sale at December 31, 2007. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $36,000 and $58,000 for the years ended December 31, 2008 and 2007, respectively, and is included in interest expense and loss from discontinued operations.  Amortization expense is expected to be approximately $15,000 for the years 2009 and 2010, approximately $14,000 for the years 2011 and 2012 and approximately $13,000 for the year 2013.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
The Fairway
Apartments
1st mortgage	$ 5,096	$ 5,263	$ 35	7.27%	01/01/21	$ 4,163
2nd mortgage	3,878	--	24	6.36%	01/01/21	3,081
Totals	$ 8,974	$ 5,263	$ 59			$ 7,244

On June 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Fairway Apartments. The second mortgage loan bears interest at a fixed rate of 6.36% per annum and requires monthly payments of principal and interest of approximately $24,000 beginning on August 1, 2008 through the January 1, 2021 maturity date, at which time a balloon payment of approximately $3,081,000 is due. The Partnership may prepay the second mortgage loan subject to a prepayment penalty. In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering The Fairway Apartments. The modification includes a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $35,000, beginning August 1, 2008 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $4,163,000 is due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $52,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty. As a condition of both loans, the lenders required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carveout obligations of the Partnership with respect to the loans. In connection with the second mortgage the Partnership incurred loan costs of approximately $89,000 which have been capitalized and are included in other assets.

On August 31, 2007, the Partnership obtained a second mortgage loan in the principal amount of $800,000 on one of its investment properties, Brighton Crest Apartments, located in Marietta, Georgia. The second mortgage had an interest rate of 5.93% per annum and required monthly payments of principal and interest of approximately $5,000 beginning October 1, 2007, through February 1, 2020. The second mortgage had a balloon payment of approximately $625,000 due at maturity.  If no event of default existed at maturity, the maturity date would have been extended for one additional year, to February 1, 2021, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. The loans were prepayable subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $47,000 were capitalized and were included in assets held for sale at December 31, 2007. During the year ended December 31, 2008, the mortgages encumbering Brighton Crest Apartments were repaid with proceeds from the June 2008 sale.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Brighton Crest Apartments. The modification included an interest rate of 7.16% per annum, monthly payments of principal and interest of approximately $61,000, commencing October 1, 2007, through the maturity of February 1, 2022, at which time a balloon payment of approximately $6,862,000 was due.  The previous terms were an interest rate of 7.16% per annum through the maturity date of February 1, 2022 and monthly payments of approximately $84,000 through the maturity date, at which date the loan was scheduled to be fully amortized. The loans were prepayable subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan. During the year ended December 31, 2008, the mortgages encumbering Brighton Crest Apartments were repaid with proceeds from the June 2008 sale.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2008, are as follows (in thousands):

2009	$ 89
2010	103
2011	111
2012	119
2013	127
Thereafter	8,425
$ 8,974

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (dollar amounts in thousands, except per unit data):

	2008	2007
Net income (loss) as reported	$15,829	$(1,215)
Add (deduct):
Depreciation differences	(143)	(212)
Unearned income	(46)	40
Gain on sale	(4,987)	--
Other	(288)	25

Federal taxable income (loss)	$10,365	$(1,362)

Federal taxable income (loss) per
limited partnership unit	$354.37	$(46.64)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2008	2007
Net liabilities as reported	$ (2,198)	$(10,031)
Land and buildings	891	1,812
Accumulated depreciation	(334)	1,850
Syndication and distribution costs	3,766	3,766
Other	3	2,361
Net assets (liabilities) - Federal tax basis	$ 2,128	$ (242)

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $214,000 and $302,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses and loss from discontinued operations. As of December 31, 2007, the Partnership owed approximately $1,000 to affiliates, which is included in due to affiliates. There were no such fees owed at December 31, 2008.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $335,000 and $329,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expense, investment property, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $224,000 and $176,000, respectively. As of December 31, 2007, the Partnership owed affiliates approximately $33,000 of accrued accountable administrative expenses, which is included in due to affiliates. There were no such fees owed at December 31, 2008.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. During the year ended December 31, 2008, approximately $44,000 in accrued subordinated management fees were paid from sale proceeds. No Partnership management fees were accrued or paid during the year ended December 31, 2007.  Unpaid subordinated management fees at December 31, 2007 were approximately $44,000, which were included in other liabilities. There were no subordinated management fees owed at December 31, 2008.

During the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $867,000 and $1,474,000, respectively, to pay operational expenses and capital expenditures for all three investment properties. Interest on advances is charged at prime plus 1%. Interest expense on these advances was approximately $151,000 and $297,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $5,172,000, which included approximately $684,000 of interest, with sale proceeds. During the year ended December 31, 2007, the Partnership repaid AIMCO Properties, L.P. approximately $399,000, which included approximately $6,000 of interest, with financing proceeds. At December 31, 2007, the amount of outstanding loans and accrued interest due to AIMCO Properties, L.P. was approximately $4,154,000 and is included in due to affiliates.  There were no advances or accrued interest owed at December 31, 2008.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $69,000 and $188,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Costs
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Fairway
Apartments	$ 8,974	$ 2,560	$ 3,883	$ 5,882

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
The Fairway
Apartments	$2,212	$10,113	$12,325	$ 5,793	1979	05/88	5-30

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Properties
Balance at beginning of year	$ 11,313	$ 32,082
Property improvements and replacements	1,421	2,279
Acquisition of land	--	147
Disposal of property	(22)	(20)
Assets held for sale	(387)	(23,175)
Balance at end of year	$ 12,325	$ 11,313

Accumulated Depreciation
Balance at beginning of year	$ 5,096	$ 18,428
Additions charged to expense	1,198	1,567
Disposal of property	(17)	(17)
Assets held for sale	(484)	(14,882)
Balance at end of year	$ 5,793	$ 5,096

During the year ending December 31, 2007 the Partnership acquired a piece of vacant land adjacent to one of its investment properties, The Village Apartments. The land was purchased for a cost of $147,000 and was sold on June 26, 2008.

The aggregate cost of investment properties for Federal income tax purposes at December 31, 2008 and 2007, is approximately $13,215,000 and $36,300,000, respectively. Total accumulated depreciation for Federal income tax purposes at December 31, 2008 and 2007, is approximately $6,126,000 and $18,128,000, respectively.

Note F – Minority Interest in Joint Venture

The Partnership owns an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operates Brighton Crest Apartments, which was sold on June 10, 2008 (see Note H).  The Partnership exercises control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner is an affiliated public partnership.

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

The Joint Venture had net income of approximately $12,392,000 and a net loss of approximately $386,000 for the years ended December 31, 2008 and 2007, respectively. The minority partner's share of net income for the year ended December 31, 2008 was approximately $2,299,000 and the minority partner’s share of net loss for the year ended December 31, 2007 was approximately $68,000.  However, the Partnership recognized approximately $1,055,000 of the minority partner’s share of net income for the year ended December 31, 2008 which was equal to previous unallocated losses and distributions of the minority partner. The Partnership recognized 100% of the net loss for the year ended December 31, 2007 due to the minority partner’s investment balance being reduced to zero in 2002. For the year ended December 31, 2008, the Joint Venture distributed approximately $7,108,000 of sale proceeds to its partners, of which approximately $1,244,000 was distributed to the minority partner.  There were no distributions from the Joint Venture to its partners for the year ended December 31, 2007. At December 31, 2008 the Joint Venture has been liquidated.

Note G – Casualty Events

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the years ended December 31, 2008 and 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional gain of approximately $5,000 during the year ended December 31, 2008.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units.  The cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the year ended December 31, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the year ended December 31, 2008.

In March 2008, The Fairway Apartments suffered fire damage to four rental units.  The cost to repair the units was approximately $27,000 and is included in operating expenses. Subsequent to December 31, 2008, the Partnership received insurance proceeds of approximately $17,000, net of deductibles. The insurance proceeds were recorded as a receivable as of December 31, 2008 and are also included as a reduction of operating expenses. No future insurance proceeds are expected.

During the third quarter of 2008, the Partnership had accrued approximately $25,000 of clean up costs for estimated damages suffered at The Fairways Apartments from Hurricane Ike. These costs were included in operating expenses. During the fourth quarter of 2008 this estimate was reversed as the actual clean up costs incurred were minimal.

Note H – Sale of Investment Properties

On June 10, 2008, the Partnership sold Brighton Crest Apartments to a third party for a gross sales price of $21,500,000. The net proceeds realized by the Partnership were approximately $21,239,000 after payment of closing costs of approximately $261,000. The Partnership used approximately $9,723,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $15,392,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $2,800,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $2,464,000.  The loss on extinguishment of debt is included in loss from discontinued operations.

On June 26, 2008, the Partnership sold The Village Apartments to a third party for a gross sales price of $9,355,000. The net proceeds realized by the Partnership were approximately $9,136,000 after payment of closing costs of approximately $219,000. The Partnership used approximately $5,207,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,624,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,106,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the repayment of the first and second mortgages of approximately $905,000. The loss on extinguishment of debt is included in loss from discontinued operations.

Note I - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees was paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines, or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither the directors nor the officers received any remuneration from the Partnership for the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2008.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	2,482.83	8.75%
(an affiliate of AIMCO)
CooperRiverProperties, LLC	3,937.00	13.88%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	11,404.17	40.19%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2008, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Partnership’s Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $214,000 and $302,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses and loss from discontinued operations. As of December 31, 2007, the Partnership owed approximately $1,000 to affiliates, which is included in due to affiliates. There were no such fees owed at December 31, 2008.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $335,000 and $329,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expense, investment property, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $224,000 and $176,000, respectively. As of December 31, 2007, the Partnership owed affiliates approximately $33,000 of accrued accountable administrative expenses, which is included in due to affiliates. There were no such fees owed at December 31, 2008.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. During the year ended December 31, 2008, approximately $44,000 in accrued subordinated management fees were paid from sale proceeds. No Partnership management fees were accrued or paid during the year ended December 31, 2007.  Unpaid subordinated management fees at December 31, 2007 were approximately $44,000, which were included in other liabilities. There were no subordinated management fees owed at December 31, 2008.

During the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $867,000 and $1,474,000, respectively, to pay operational expenses and capital expenditures for all three investment properties. Interest on advances is charged at prime plus 1%. Interest expense on these advances was approximately $151,000 and $297,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $5,172,000, which included approximately $684,000 of interest, with sale proceeds. During the year ended December 31, 2007, the Partnership repaid AIMCO Properties, L.P. approximately $399,000, which included approximately $6,000 of interest, with financing proceeds. At December 31, 2007, the amount of outstanding loans and accrued interest due to AIMCO Properties, L.P. was approximately $4,154,000 and is included in due to affiliates.  There were no advances or accrued interest owed at December 31, 2008.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $69,000 and $188,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $60,000 and $51,000 for 2008 and 2007, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $23,000 and $18,000 for the years ending December 31, 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 24, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 24, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 24, 2009
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

3B              First Amendment to the Davidson Growth Plus, L.P. Limited Partnership Agreement dated October 15, 2008. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

99C              First Amendment to the New Fairways, L.P. Agreement of Limited Partnership between Davidson Growth Plus GP Limited Partnership and Davidson Growth Plus, L.P. dated July 1, 2008. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.