Form 10-Q
period 2009-03-31
DAVIDSON GROWTH PLUS LP
filed 2009-05-15
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 122	$ 267
Receivables and deposits	43	276
Other assets	243	179
Investment property:
Land	2,212	2,212
Buildings and related personal property	10,193	10,113
	12,405	12,325
Less accumulated depreciation	(5,983)	(5,793)
	6,422	6,532
	$ 6,830	$ 7,254

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 180	$ 140
Tenant security deposit liabilities	38	39
Accrued property taxes	56	213
Other liabilities	111	86
Due to affiliates (Note B)	8	--
Mortgage notes payable	8,958	8,974
	9,351	9,452

Partners' Deficit
General partners	(893)	(883)
Limited partners (28,371.75 units issued and
outstanding)	(1,628)	(1,315)
	(2,521)	(2,198)
	$ 6,830	$ 7,254

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 525	$ 522
Other income	68	68
Total revenues	593	590

Expenses:
Operating	257	294
General and administrative	39	51
Depreciation	190	164
Interest	159	167
Property taxes	56	52
Total expenses	701	728

Loss from continuing operations	(108)	(138)
Loss from discontinued operations (Note A)	--	(141)

Net loss	$ (108)	$ (279)

Net loss allocated to general partners (3%)	$ (3)	$ (8)

Net loss allocated to limited partners (97%)	(105)	(271)

	$ (108)	$ (279)

Per limited partnership unit:
Loss from continuing operations	$ (3.70)	$ (4.72)
Loss from discontinued operations	--	(4.83)

Net loss per limited partnership unit	$ (3.70)	$ (9.55)

Distributions per limited partnership unit	$ 7.33	$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	28,371.75	$ 1	$28,376	$28,377

Partners' deficit at
December 31, 2008	28,371.75	$ (883)	$(1,315)	$ (2,198)

Distributions to partners	--	(7)	(208)	(215)

Net loss for the three months
ended March 31, 2009	--	(3)	(105)	(108)

Partners' deficit at
March 31, 2009	28,371.75	$ (893)	$(1,628)	$ (2,521)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (108)	$ (279)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	190	445
Casualty gain	--	(33)
Amortization of loan costs	5	16
Change in accounts:
Receivables and deposits	18	5
Other assets	(69)	(141)
Accounts payable	86	228
Tenant security deposit liabilities	(1)	(2)
Accrued property taxes	(157)	(34)
Other liabilities	25	(56)
Due to affiliates	8	114
Net cash (used in) provided by operating
activities	(3)	263

Cash flows from investing activities:
Property improvements and replacements	(126)	(805)
Net deposits to restricted escrows	--	(36)
Insurance proceeds received	--	38
Net cash used in investing activities	(126)	(803)

Cash flows from financing activities:
Payments on mortgage notes payable	(16)	(100)
Advances from affiliate	--	610
Net cash (used in) provided by financing
activities	(16)	510

Net decrease in cash and cash equivalents	(145)	(30)
Cash and cash equivalents at beginning of period	267	98
Cash and cash equivalents at end of period	$ 122	$ 68

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 103	$ 356
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 11	$ 98
Distribution to partners of Georgia withholding taxes
included in receivables and deposits	$ 215	$ --

At December 31, 2008 and 2007, approximately $57,000 and $367,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2008 has been restated as of January 1, 2008 to reflect the operations of Brighton Crest Apartments, which sold on June 10, 2008, and The Village Apartments, which sold on June 26, 2008, as loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

	Three Months Ended March 31, 2008
	Brighton Crest	The Village
	Apartments	Apartments	Total

Revenues	$ 650	$ 326	$ 976
Expenses	(749)	(401)	(1,150)
Casualty gain	33	--	33
Loss from discontinued operations	$ (66)	$ (75)	$ (141)

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $31,000 and $78,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $27,000 and $144,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 and $113,000, respectively.  As of March 31, 2009, the Partnership owed an affiliate of the Managing General Partner approximately $8,000 of accrued accountable administrative expenses, which is included in due to affiliates. There were no such fees owed at December 31, 2008.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. No Partnership management fees were accrued or paid during the three months ended March 31, 2009 and 2008. Unpaid subordinated management fees at March 31, 2008 were approximately $44,000, which were included in other liabilities. During the year ended December 31, 2008, approximately $44,000 in accrued subordinated management fees were paid from sale proceeds. There were no subordinated management fees owed at March 31, 2009 or December 31, 2008.

During the three months ended March 31, 2008, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced approximately $610,000 to the Partnership to pay operational and capital improvements for all three investment properties. There were no advances received during the three months ended March 31, 2009. Interest on the advances was charged at prime plus 1%. Interest expense on the advances was approximately $85,000 for the three months ended March 31, 2008. There were no advances or accrued interest owed at March 31, 2009 and December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, AIMCO Properties, L.P. advanced approximately $109,000 to the Partnership for operational expenses at The Fairway Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $42,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $69,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Events

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional gain of approximately $5,000 during the three months ended March 31, 2008, which is included in loss from discontinued operations.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units.  The estimated cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the three months ended March 31, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the three months ended March 31, 2008, which is included in loss from discontinued operations.

In March 2008, The Fairway Apartments suffered fire damage to four rental units. The cost to repair the units was approximately $27,000 and was included in operating expenses during the year ended December 31, 2008. The Partnership received insurance proceeds of approximately $17,000, net of deductibles, during the three months ended March 31, 2009. The insurance proceeds were recorded as a receivable as of December 31, 2008 and were also included as a reduction of operating expenses. No future insurance proceeds are expected.

Note D – Minority Interest in Joint Venture

Adoption of SFAS 160

The Partnership adopted the provisions of FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160, effective January 1, 2009. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income and other comprehensive income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income. SFAS 160 requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts, and in some instances, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated.

The Partnership owned an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operated Brighton Crest Apartments and was sold on June 10, 2008. The Partnership exercised control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner was an affiliated public partnership.

At December 31, 2008, the carrying amount of noncontrolling interests in the joint venture was zero as the joint venture had been liquidated.  While the Joint Venture had been liquidated prior to the adoption of SFAS 160, SFAS 160 requires restrospective adoption of the presentation requirements; therefore, in periods which minority interest is presented the historical balances previously classified as “Minority Interest” will be reclassified to the Partners’ (Deficiency) Capital section and presented as “Noncontrolling interest.”  Also, the historical balances previously classified as “Minority interest in net earnings of joint venture” will be reclassified and presented as a reduction of net income as “Net income attributable to noncontrolling interest.”

As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest had been reduced to zero in prior periods. When the Joint Venture made distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, recorded a charge equal to the minority partner's excess distribution over the investment balance. This charge would be classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses were allocated to the minority partner to the extent they did not create a minority deficit, in which case the Partnership recognized 100% of the losses in operating income. The Partnership would recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner had previously reduced its investment balance to zero in prior years.

The Joint Venture had a net loss of approximately $67,000 for the three months ended March 31, 2008. The minority partner’s share of net loss for the three months ended March 31, 2008 was approximately $12,000. The Partnership recognized 100% of the net loss for the three months ended March 31, 2008 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the three months ended March 31, 2008. The remaining unallocated losses and distributions at March 31, 2008 were approximately $1,067,000. At December 31, 2008 the Joint Venture had been liquidated.

Note E – Contingencies

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

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

Note F – Subsequent Event

In May 2009, the Partnership entered into a sale contract with a third party relating to the sale of its sole investment property, The Fairway Apartments. The sale is projected to close during July of 2009.  The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of its investment property as held for investment and its operations as continuing operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

The Fairway Apartments	94%	96%
Plano, Texas

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at its investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership had net losses of approximately $108,000 and $279,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease in net loss for the three months ended March 31, 2009 is due to a decrease in total expenses, a decrease in loss from discontinued operations and a slight increase in total revenues.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2008 has been restated as of January 1, 2008 to reflect the operations of Brighton Crest Apartments, which sold on June 10, 2008, and The Village Apartments, which sold on June 26, 2008, as loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

	Three Months Ended March 31, 2008
	Brighton Crest	The Village
	Apartments	Apartments	Total

Revenues	$ 650	$ 326	$ 976
Expenses	(749)	(401)	(1,150)
Casualty gain	33	--	33
Loss from discontinued operations	$ (66)	$ (75)	$ (141)

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional gain of approximately $5,000 during the three months ended March 31, 2008, which is included in loss from discontinued operations.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units. The estimated cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the three months ended March 31, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the three months ended March 31, 2008, which is included in loss from discontinued operations.

In March 2008, The Fairway Apartments suffered fire damage to four rental units. The cost to repair the units was approximately $27,000 and was included in operating expenses during the year ended December 31, 2008. The Partnership received insurance proceeds of approximately $17,000, net of deductibles, during the three months ended March 31, 2009. The insurance proceeds were recorded as a receivable as of December 31, 2008 and were also included as a reduction of operating expenses. No future insurance proceeds are expected.

Total revenues increased for the three months ended March 31, 2009 due to an increase in rental income. Other income remained constant for the comparable periods. Rental income increased due to an increase in the average rental rate at The Fairway Apartments, partially offset by a decrease in occupancy.

Total expenses decreased for the three months ended March 31, 2009 due to decreases in operating, general and administrative, and interest expenses, partially offset by increases in depreciation and property tax expenses. Operating expenses decreased due to decreases in property, advertising and administrative expenses. Property expense decreased due to decreases in payroll and utility costs. Advertising expense decreased due to decreases in web advertising and various advertising publications. Administrative expense decreased due to a decrease in professional fees. Interest expense decreased as a result of a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, partially offset by an increase in interest expense on the second mortgage encumbering The Fairway Apartments which was obtained during June 2008. Depreciation expense increased due to additions placed into service during the year which are now being depreciated. Property tax expense increased due to increases in both the property tax rate and the assessed value at The Fairway Apartments.

General and administrative expenses decreased primarily due to a decrease in management reimbursements as a result of the sale of two properties during 2008, partially offset by an increase in audit costs. Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owned an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operated Brighton Crest Apartments and was sold on June 10, 2008. The Partnership exercised control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner was an affiliated public partnership.

As a result of the use of the equity method of accounting for the minority partner's investment in the joint venture, that minority interest had been reduced to zero in prior periods. When the Joint Venture made distributions in excess of the minority partner's investment balance, the Partnership, as the majority partner, recorded a charge equal to the minority partner's excess distribution over the investment balance. This charge would be classified as distributions to minority interest partner in excess of investment on the accompanying consolidated statements of operations. Losses were allocated to the minority partner to the extent they did not create a minority deficit, in which case the Partnership recognized 100% of the losses in operating income. The Partnership would recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the minority partner had previously reduced its investment balance to zero in prior years.

The Joint Venture had a net loss of approximately $67,000 for the three months ended March 31, 2008. The minority partner’s share of net loss for the three months ended March 31, 2008 was approximately $12,000. The Partnership recognized 100% of the net loss for the three months ended March 31, 2008 due to the minority partner’s investment balance being reduced to zero in 2002. There were no distributions from the Joint Venture to the minority partner during the three months ended March 31, 2008. The remaining unallocated losses and distributions at March 31, 2008 were approximately $1,067,000. At December 31, 2008 the Joint Venture had been liquidated.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $122,000 compared to approximately $68,000 at March 31, 2008.  Cash and cash equivalents decreased approximately $145,000 since December 31, 2008 due to approximately $126,000, $16,000 and $3,000 of cash used in investing, financing, and operating activities, respectively.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership’s property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. Capital improvements for the Partnership’s property are detailed below.

The Fairway Apartments

During the three months ended March 31, 2009 the Partnership completed approximately $80,000 of capital improvements at The Fairway Apartments consisting primarily of appliance, floor and wall covering replacements, and kitchen and bath upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances, and Partnership reserves.  To the extent that such capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Fairway Apartments consists of a first mortgage of approximately $5,088,000 and a second mortgage of approximately $3,870,000 both of which mature on January 1, 2021, at which time balloon payments of approximately $4,163,000 and $3,081,000, respectively, are due.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data).

	Three Months Ended	Per Limited	Three Months Ended	Per Limited
	March 31, 2009	Partnership Unit	March 31, 2008	Partnership Unit

Sale (1)	$ 215	$ 7.33	$ --	$ --

(1)            Distribution attributed to all partners during 2009 from the 2008 payment of Georgia withholding taxes paid on behalf of all partners in connection with the 2008 sale of Brighton Crest Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit additional distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing. Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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

3B               First Amendment to the Davidson Growth Plus, L.P. Limited Partnership Agreement dated October 15, 2008. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

10 VV             Purchase and Sale Contract between The New Fairways, L.P., a Delaware limited partnership, and RRM-I, LLC, a Louisiana limited liability company, dated May 5, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009.

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