Form 10-Q
period 2009-06-30
DAVIDSON GROWTH PLUS LP
filed 2009-08-12
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 88	$ 267
Receivables and deposits	50	276
Other assets	220	179
Investment property:
Land	2,212	2,212
Buildings and related personal property	10,277	10,113
	12,489	12,325
Less accumulated depreciation	(6,174)	(5,793)
	6,315	6,532
	$ 6,673	$ 7,254

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 102	$ 140
Tenant security deposit liabilities	40	39
Accrued property taxes	107	213
Other liabilities	107	86
Due to affiliates (Note B)	49	--
Mortgage notes payable (Note F)	8,934	8,974
	9,339	9,452

Partners' Deficit
General partners	(898)	(883)
Limited partners (28,371.75 units issued and
outstanding)	(1,768)	(1,315)
	(2,666)	(2,198)
	$ 6,673	$ 7,254

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Rental income	$ 499	$ 524	$1,024	$ 1,046
Other income	61	69	129	137
Total revenues	560	593	1,153	1,183

Expenses:
Operating	277	322	534	616
General and administrative	28	123	67	174
Depreciation	191	174	381	338
Interest	158	155	317	322
Property taxes	51	51	107	103
Total expenses	705	825	1,406	1,553

Loss from continuing operations	(145)	(232)	(253)	(370)
Loss from discontinued operations
(Notes A & E)	--	(4,211)	--	(4,352)
Gain on sale of discontinued operations
(Note E)	--	22,056	--	22,056
Net (loss) income	(145)	17,613	(253)	17,344
Less net income attributable to
Noncontrolling interest in joint venture
(Note D)	--	1,246	--	1,246
Net (loss) income attributable to Davidson
Growth Plus, L.P.	$ (145)	$ 16,367	$ (253)	$ 16,088

Net (loss) income allocated to general
partners of Davidson Growth Plus, L.P.
(3%)	$ (4)	$ 491	$ (8)	$ 483
Net (loss) income allocated to limited
partners of Davidson Growth Plus, L.P.
(97%)	(141)	15,876	(245)	15,605
	$ (145)	$ 16,367	$ (253)	$ 16,088
Per limited partnership unit:
Loss from continuing operations	$(4.97)	$ (50.53)	$(8.64)	$ (55.26)
Loss from discontinued operations	--	(143.97)	--	(148.79)
Gain on sale of discontinued operations	--	754.07	--	754.07
Net (loss) income attributable to Davidson
Growth Plus, L.P. per limited
partnership unit	$(4.97)	$ 559.57	$(8.64)	$ 550.02

Distributions per limited partnership unit	$ --	$ 52.59	$ 7.33	$ 52.59

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	28,371.75	$ 1	$ 28,376	$ 28,377

Partners' deficit at
December 31, 2008	28,371.75	$ (883)	$(1,315)	$ (2,198)

Distributions to partners	--	(7)	(208)	(215)

Net loss for the six months
ended June 30, 2009	--	(8)	(245)	(253)

Partners' deficit
at June 30, 2009	28,371.75	$ (898)	$ (1,768)	$ (2,666)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (253)	$ 16,088
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Net income attributable to noncontrolling interest in
joint venture	--	1,246
Depreciation	381	839
Casualty gain	--	(33)
Gain on sale of investment properties	--	(22,056)
Loss on extinguishment of debt	--	3,906
Amortization of loan costs	8	29
Change in accounts:
Receivables and deposits	11	(426)
Other assets	(49)	95
Accounts payable	2	(3)
Tenant security deposit liabilities	1	(82)
Accrued property taxes	(106)	(79)
Other liabilities	21	(262)
Due to affiliates	--	(567)
Net cash provided by (used in) operating activities	16	(1,305)

Cash flows from investing activities:
Net proceeds from sale of investment properties	--	30,375
Property improvements and replacements	(204)	(1,069)
Net withdrawals from restricted escrows	--	54
Insurance proceeds received	--	38
Net cash (used in) provided by investing activities	(204)	29,398

Cash flows from financing activities:
Payments on mortgage notes payable	(40)	(222)
Prepayment penalty paid	--	(3,369)
Repayments of mortgage notes payable	--	(14,930)
Loan costs paid	--	(53)
Proceeds from mortgage notes payable	--	3,900
Payments on advances from affiliate	(59)	(4,488)
Advances from affiliate	108	867
Distributions to minority interest partner	--	(1,208)
Distributions to partners	--	(1,538)
Net cash provided by (used in) financing activities	9	(21,041)

Net (decrease) increase in cash and cash equivalents	(179)	7,052
Cash and cash equivalents at beginning of period	267	98
Cash and cash equivalents at end of period	$ 88	$ 7,150

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 257	$ 1,513
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 17	$ 7

Distributions to partners of Georgia withholding taxes
included in receivables and deposits	$ 215	$ --

At December 31, 2008 and 2007, approximately $57,000 and $367,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 12, 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2008 reflect the operations of Brighton Crest Apartments, which sold on June 10, 2008, and The Village Apartments, which sold on June 26, 2008, as loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2008 (in thousands):

	Six Months Ended June 30, 2008
	Brighton Crest	The Village
	Apartments	Apartments	Total

Revenues	$ 1,154	$ 633	$ 1,787
Expenses	(1,427)	(839)	(2,266)
Loss on extinguishment of debt	(2,800)	(1,106)	(3,906)
Casualty gain	33	--	33
Loss from discontinued operations	$ (3,040)	$(1,312)	$ (4,352)

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $58,000 and $154,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $35,000 and $220,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expense, investment property and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $15,000 and $140,000, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. No Partnership management fees were accrued or paid during the six months ended June 30, 2009. During the six months ended June 30, 2008, approximately $44,000 in accrued subordinated management fees were paid from sale proceeds. There were no subordinated management fees owed at June 30, 2009 or December 31, 2008.

During the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced approximately $108,000 to pay operating expenses at The Fairways Apartments. During the six months ended June 30, 2008, approximately $867,000 was advanced to the Partnership to pay operational and capital improvements for all three investment properties. During the six months ended June 30, 2009 and 2008, the Partnership repaid AIMCO Properties, L.P. approximately $60,000 and $5,172,000, respectively, which included approximately $1,000 and $684,000 of accrued interest, respectively. Interest on the advances was charged at prime plus 1% (4.25% at June 30, 2009). Interest expense on the advances was approximately $1,000 and $151,000 for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, the amount of outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $49,000 and is included in due to affiliates. There were no advances or accrued interest owed at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $52,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $69,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Events

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional gain of approximately $5,000 during the six months ended June 30, 2008, which is included in loss from discontinued operations.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units.  The estimated cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the six months ended June 30, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the six months ended June 30, 2008, which is included in loss from discontinued operations.

In March 2008, The Fairway Apartments suffered fire damage to four rental units. The cost to repair the units was approximately $27,000 and was included in operating expenses during the year ended December 31, 2008. The Partnership received insurance proceeds of approximately $17,000, net of deductibles, during the six months ended June 30, 2009. The insurance proceeds were recorded as a receivable as of December 31, 2008 and were also included as a reduction of operating expenses. No future insurance proceeds are expected.

In June 2009, The Fairways Apartments suffered wind and hail damage to several of its apartment buildings and the office building. A preliminary estimate of the cost to repair the damaged buildings is approximately $241,000. The Partnership currently anticipates that it will receive insurance proceeds to cover the repair costs and no loss will be recognized related to this casualty event.

Note D – Minority Interest in Joint Venture

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

At December 31, 2008, the carrying amount of noncontrolling interests in the joint venture was zero as the joint venture had been liquidated.  While the Joint Venture had been liquidated prior to the adoption of SFAS 160, SFAS 160 requires restrospective adoption of the presentation requirements; therefore, in periods for which minority interest is presented the historical balances previously classified as “Minority Interest” will be reclassified to the Partners’ (Deficiency) Capital section and presented as “Noncontrolling interest.”  Also, the historical balances previously classified as “Minority interest in net earnings of joint venture” will be reclassified and presented as a reduction of net income as “Net income attributable to noncontrolling interest.”

The table below presents the components of the net income attributable to the controlling interest for the six months ended June 30, 2008:

Loss from continuing operations attributable
to controlling interest	$ (370)
Loss from discontinued operations	(3,820)
Gain on sale of discontinued operations attributable
to controlling interest	20,278
Net income attributable to controlling interest	$ 16,088

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

The Joint Venture had net income of approximately $12,415,000 for the six months ended June 30, 2008. The minority partner’s share of net income for the six months ended June 30, 2008 was approximately $2,301,000. However, the Partnership recognized approximately $1,055,000 of the minority partners’ share of net income for the six months ended June 30, 2008 which was equal to previous unallocated losses and distributions of the minority partner. For the three and six months ended June 30, 2008, the Joint Venture distributed approximately $6,904,000 of sales proceeds to its partners, of which approximately $1,208,000 was distributed to the minority partner. At June 30, 2008, the minority partner’s share of the investment in Joint Venture was approximately $38,000. At December 31, 2008 the Joint Venture had been liquidated.

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

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2008 (in thousands):

	Six Months Ended June 30, 2008
	Brighton Crest	The Village
	Apartments	Apartments	Total

Revenues	$ 1,154	$ 633	$ 1,787
Expenses	(1,427)	(839)	(2,266)
Loss on extinguishment of debt	(2,800)	(1,106)	(3,906)
Casualty gain	33	--	33
Loss from discontinued operations	$ (3,040)	$(1,312)	$ (4,352)

Note F – Mortgage Financing

On June 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Fairway Apartments. The second mortgage loan bears interest at a fixed rate of 6.36% per annum and requires monthly payments of principal and interest of approximately $24,000 beginning on August 1, 2008 through the January 1, 2021 maturity date, at which time a balloon payment of approximately $3,081,000 is due.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering The Fairway Apartments.  The modification includes a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $35,000, beginning August 1, 2008 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $4,163,000 is due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $52,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of both loans, the lenders required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carveout obligations of the Partnership with respect to the loans. In connection with the second mortgage, the Partnership incurred loan costs of approximately $89,000, of which approximately $53,000 was incurred as of June 30, 2008, which have been capitalized and are included in other assets.

Note G – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $9,330,000.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex, The Fairway Apartments, located in Plano, Texas. The average occupancy of the property was 92% and 95% for the six months ended June 30, 2009 and 2008, respectively. The Managing General Partner attributes the decrease in occupancy to poor economic conditions in the local area.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $145,000 and $253,000, respectively, compared with net income of approximately $16,367,000 and $16,088,000 for the three and six months ended June 30, 2008, respectively.

The increase in net loss for both the three and six months ended June 30, 2009 is primarily due to decreases in gain on sale of discontinued operations and total revenues partially offset by decreases in total expenses, loss from discontinued operations, and the recognition of net income attributable to noncontrolling interest in joint venture.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and six months ended June 30, 2008 reflect the operations of Brighton Crest Apartments, which sold on June 10, 2008, and The Village Apartments, which sold on June 26, 2008, as loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2008 (in thousands):

	Six Months Ended June 30, 2008
	Brighton Crest	The Village
	Apartments	Apartments	Total

Revenues	$ 1,154	$ 633	$ 1,787
Expenses	(1,427)	(839)	(2,266)
Loss on extinguishment of debt	(2,800)	(1,106)	(3,906)
Casualty gain	33	--	33
Loss from discontinued operations	$ (3,040)	$(1,312)	$ (4,352)

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

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional gain of approximately $5,000 during the six months ended June 30, 2008, which is included in loss from discontinued operations.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units. The estimated cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the six months ended June 30, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the six months ended June 30, 2008, which is included in loss from discontinued operations.

The Partnership recognized losses from continuing operations of approximately $145,000 and $253,000 for the three and six months ended June 30, 2009, respectively, compared with losses from continuing operations of approximately $232,000 and $370,000 for the three and six months ended June 30, 2008, respectively. The decrease in loss from continuing operations for both the three and six months ended June 30, 2009 is due to a decrease in total expenses partially offset by a decrease in total revenues.

Total revenues decreased for both the three and six months ended June 30, 2009 due to a decrease in both rental income and other income.  Rental income decreased due to a decrease in occupancy, partially offset by an increase in the average rental rate at The Fairway Apartments.  Other income decreased for the three months ended June 30, 2009 due to decreases in lease cancellation fees and resident utility reimbursements. Other income decreased for the six months ended June 30, 2009 due to decreases in lease cancellation fees, resident utility reimbursements, and fees from ancillary services.

Total expenses decreased for both the three and six months ended June 30, 2009 due to decreases in general and administrative and operating expenses, partially offset by an increase in depreciation expense.  Interest and property tax expenses remained relatively constant for the comparable periods.  Operating expenses decreased due to decreases in advertising, property, administrative and maintenance expenses, partially offset by an increase in insurance expense.  Advertising expense decreased due to decreases in national periodical and web advertising.  Property expense decreased due to a decrease in utility costs and salary expenses.  Administrative expenses decreased due to a decrease in professional fees, credit card processing fees and personnel costs.  Maintenance expense decreased due to a decrease in electrical supplies, HVAC and plumbing supplies and contract trash removal.  Insurance expense increased due to an increase in hazard insurance premiums. Depreciation expense increased due to additions placed into service during the year which are now being depreciated. Interest expense remained relatively constant for both the three and six months ended June 30, 2009 as an increase in interest expense on the second mortgage encumbering The Fairway Apartments, which was obtained during June 2008, was offset by a decrease in interest on advances from an affiliate of the Managing General Partner as a result of the repayment of a substantial portion of such advances during 2008.

In March 2008, The Fairway Apartments suffered fire damage to four rental units. The cost to repair the units was approximately $27,000 and was included in operating expenses during the year ended December 31, 2008. The Partnership received insurance proceeds of approximately $17,000, net of deductibles, during the six months ended June 30, 2009. The insurance proceeds were recorded as a receivable as of December 31, 2008 and were also included as a reduction of operating expenses. No future insurance proceeds are expected.

In June 2009, The Fairways Apartments suffered wind and hail damage to several of its apartment buildings and the office building. A preliminary estimate of the cost to repair the damaged buildings is approximately $241,000. The Partnership currently anticipates that it will receive insurance proceeds to cover the repair costs and no loss will be recognized related to this casualty event.

General and administrative expense decreased primarily due to decreases in management reimbursements as a result of the sale of two properties during June 2008 and costs associated with the modification of the existing mortgage encumbering The Fairway Apartments during June 2008.  Included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

The Joint Venture had a net income of approximately $12,415,000 for the six months ended June 30, 2008. The minority partner’s share of net income for the six months ended June 30, 2008 was approximately $2,301,000. However, the Partnership recognized approximately $1,055,000 of the minority partners’ share of net income for the six months ended June 30, 2008 which was equal to previous unallocated losses and distributions of the minority partner. For the three and six months ended June 30, 2008, the Joint Venture distributed approximately $6,904,000 of sales proceeds to its partners, of which approximately $1,208,000 was distributed to the minority partner. At June 30, 2008, the minority partner’s share of the investment in Joint Venture was approximately $38,000. At December 31, 2008 the Joint Venture had been liquidated.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $88,000 compared with approximately $7,150,000 at June 30, 2008.  Cash and cash equivalents decreased approximately $179,000 since December 31, 2008 due to approximately $204,000 of cash used in investing activities, partially offset by approximately $16,000 and $9,000 of cash provided by operating and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by payments on advances from an affiliate of the Managing General Partner and principal payments made on the mortgages encumbering the Partnership’s investment property.  The Partnership invests its working capital reserves in interest bearing accounts.

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

The Fairway Apartments

During the six months ended June 30, 2009 the Partnership completed approximately $164,000 of capital improvements at The Fairway Apartments consisting primarily of appliance, floor and wall covering replacements, kitchen and bath upgrades, sidewalk replacements, and structural and electrical improvements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances, and Partnership reserves.  To the extent that such capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Fairway Apartments consists of a first mortgage of approximately $5,075,000 and a second mortgage of approximately $3,859,000 both of which mature on January 1, 2021, at which time balloon payments of approximately $4,163,000 and $3,081,000, respectively, are due.

On June 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Fairway Apartments. The second mortgage loan bears interest at a fixed rate of 6.36% per annum and requires monthly payments of principal and interest of approximately $24,000 beginning on August 1, 2008 through the January 1, 2021 maturity date, at which time a balloon payment of approximately $3,081,000 is due.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering The Fairway Apartments.  The modification includes a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $35,000, beginning August 1, 2008 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $4,163,000 is due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $52,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of both loans, the lenders required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carveout obligations of the Partnership with respect to the loans. In connection with the second mortgage, the Partnership incurred loan costs of approximately $89,000, of which approximately $53,000 was incurred as of June 30, 2008, which have been capitalized and are included in other assets.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data).

	Six Months Ended	Per Limited	Six Months Ended	Per Limited
	June 30, 2009	Partnership Unit	June 30, 2008	Partnership Unit

Sale (1)	$ --	$ --	$ 1,538	$ 52.59
Sale (2)	215	7.33	--	--
	$ 215	$ 7.33	$ 1,538	$ 52.59

(1)   Sale proceeds from the 2008 sale of Brighton Crest Apartments.

(2)   Distribution attributed to all partners during 2009 from the 2008 payment of Georgia withholding taxes paid on behalf of all partners in connection with the 2008 sale of Brighton Crest Apartments.

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

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

Date: August 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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