Form 10-Q
period 2009-09-30
DAVIDSON GROWTH PLUS LP
filed 2009-11-16
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 62	$ 267
Receivables and deposits	52	276
Other assets	187	179
Investment property:
Land	2,212	2,212
Buildings and related personal property	10,422	10,113
	12,634	12,325
Less accumulated depreciation	(6,365)	(5,793)
	6,269	6,532
	$ 6,570	$ 7,254

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 68	$ 140
Tenant security deposit liabilities	39	39
Accrued property taxes	160	213
Other liabilities	107	86
Due to affiliates (Note B)	112	--
Mortgage notes payable (Note F)	8,910	8,974
	9,396	9,452

Partners' Deficit
General partners	(902)	(883)
Limited partners (28,371.75 units issued and
outstanding)	(1,924)	(1,315)
	(2,826)	(2,198)
	$ 6,570	$ 7,254

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 522	$ 535	$ 1,546	$ 1,581
Other income	69	70	198	207
Total revenues	591	605	1,744	1,788
Expenses:
Operating	317	327	851	943
General and administrative	32	40	99	214
Depreciation	191	175	572	513
Interest	158	160	475	482
Property taxes	53	43	160	146
Total expenses	751	745	2,157	2,298
Loss from continuing operations	(160)	(140)	(413)	(510)
Income (loss) from discontinued
operations (Notes A & E)	--	36	--	(4,316)
(Loss) gain on sale of discontinued
operations (Note E)	--	(16)	--	22,040
Net (loss) income	(160)	(120)	(413)	17,214
Less net (loss) income attributable
to noncontrolling interest in
joint venture (Note D)	--	(2)	--	1,244
Net (loss) income attributable to
Davidson Growth Plus, L.P.	$ (160)	$ (118)	$ (413)	$ 15,970

Net (loss) income allocated to
general partners of Davidson
Growth Plus, L.P. (3%)	$ (5)	$ (4)	$ (12)	$ 479
Net (loss) income allocated to
limited partners of Davidson
Growth Plus, L.P. (97%)	(155)	(114)	(401)	15,491
	$ (160)	$ (118)	$ (413)	$ 15,970
Per limited partnership unit:
Loss from continuing operations	$ (5.46)	$ (4.77)	$ (14.13)	$ (17.44)
Income (loss) from discontinued
operations	--	1.23	--	(147.56)
(Loss) gain on sale of discontinued
operations	--	(.55)	--	753.52
	(5.46)	(4.09)	(14.13)	588.52
Less net (loss) income attributable
to non-controlling interest in
joint venture	--	..07	--	(42.52)
Net (loss) income attributable to
Davidson Growth Plus, L.P. per
limited partnership unit	$ (5.46)	$ (4.02)	$ (14.13)	$ 546.00

Distributions per limited
partnership unit	$ --	$ 220.78	$ 7.33	$ 273.37

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital
contributions	28,371.75	$ 1	$28,376	$ 28,377

Partners' deficit at
December 31, 2008	28,371.75	$ (883)	$(1,315)	$ (2,198)

Distributions to partners	--	(7)	(208)	(215)

Net loss for the nine months
ended September 30, 2009	--	(12)	(401)	(413)

Partners' deficit at
September 30, 2009	28,371.75	$ (902)	$(1,924)	$ (2,826)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (413)	$ 15,970
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Net income attributable to noncontrolling
interest in joint venture	--	1,244
Depreciation	572	1,014
Casualty gain	--	(33)
Gain on sale of investment properties	--	(22,040)
Loss on extinguishment of debt	--	3,906
Amortization of loan costs	12	32
Change in accounts:
Receivables and deposits	9	(207)
Other assets	(20)	95
Accounts payable	(17)	(204)
Tenant security deposit liabilities	--	(83)
Accrued property taxes	(53)	(36)
Other liabilities	21	(215)
Due to affiliates	1	(567)
Net cash provided by (used in) operating
activities	112	(1,124)

Cash flows from investing activities:
Net proceeds from sale of investment properties	--	30,375
Property improvements and replacements	(364)	(1,129)
Net withdrawals from restricted escrows	--	54
Insurance proceeds received	--	38
Net cash (used in) provided by investing
activities	(364)	29,338

Cash flows from financing activities:
Payments on mortgage notes payable	(64)	(236)
Prepayment penalty paid	--	(3,369)
Repayments of mortgage notes payable	--	(14,930)
Loan costs paid	--	(53)
Proceeds from mortgage notes payable	--	3,900
Payments on advances from affiliate	(59)	(4,488)
Advances from affiliate	170	867
Distributions to minority interest partner	--	(1,208)
Distributions to partners	--	(7,996)
Net cash provided by (used in) financing
activities	47	(27,513)

Net (decrease) increase in cash and cash equivalents	(205)	701
Cash and cash equivalents at beginning of period	267	98
Cash and cash equivalents at end of period	$ 62	$ 799

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 411	$ 1,618
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 2	$ 224
Distributions to partners of Georgia withholding
taxes included in receivables and deposits	$ 215	$ --

At December 31, 2008 and 2007, approximately $57,000 and $367,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Growth Plus, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Growth Plus GP Corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 reflect the operations of Brighton Crest Apartments, which sold on June 10, 2008, and The Village Apartments, which sold on June 26, 2008, as loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2008 (in thousands):

	Nine Months Ended September 30, 2008
	Brighton Crest	The Village
	Apartments	Apartments	Total

Revenues	$ 1,154	$ 633	$ 1,787
Expenses	(1,397)	(833)	(2,230)
Loss on extinguishment of debt	(2,800)	(1,106)	(3,906)
Casualty gain	33	--	33
Loss from discontinued
operations	$(3,010)	$(1,306)	$ (4,316)

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $86,000 and $184,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $51,000 and $242,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expense, investment property and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $21,000 and $147,000, respectively.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. No Partnership management fees were accrued or paid during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, approximately $44,000 in accrued subordinated management fees were paid from sale proceeds. There were no subordinated management fees owed at September 30, 2009 or December 31, 2008.

During the nine months ended September 30, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $170,000 to pay operating expenses at The Fairways Apartments. During the nine months ended September 30, 2008, approximately $867,000 was advanced to the Partnership to pay operational and capital improvements for all three investment properties. During the nine months ended September 30, 2009 and 2008, the Partnership repaid AIMCO Properties, L.P. approximately $60,000 and $5,172,000, respectively, which included approximately $1,000 and $684,000 of accrued interest, respectively. Interest on the advances was charged at prime plus 1% (4.25% at September 30, 2009). Interest expense on the advances was approximately $2,000 and $151,000 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, the amount of outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $112,000 and is included in due to affiliates. There were no advances or accrued interest owed at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2009, approximately $43,000 was advanced to the Partnership to pay operating expenses at The Fairway Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $52,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $69,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Events

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional casualty gain of approximately $5,000 during the nine months ended September 30, 2008, which is included in loss from discontinued operations.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units.  The estimated cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the nine months ended September 30, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the nine months ended September 30, 2008, which is included in loss from discontinued operations.

In March 2008, The Fairway Apartments suffered fire damage to four rental units. The cost to repair the units was approximately $27,000 and was included in operating expenses during the year ended December 31, 2008. The Partnership received insurance proceeds of approximately $17,000, net of deductibles, during the nine months ended September 30, 2009. The insurance proceeds were recorded as a receivable as of December 31, 2008 and were also included as a reduction of operating expenses. No future insurance proceeds are expected.

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

Note D – Minority Interest in Joint Venture

The Partnership adopted the provisions of FASB ASC Topic 810-10, effective January 1, 2009. FASB ASC Topic 810-10 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements. FASB ASC Topic 810-10 requires disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income and other comprehensive income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income. FASB ASC Topic 810-10 requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts, and in some instances, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated.

The Partnership owned an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operated Brighton Crest Apartments and was sold on June 10, 2008. The Partnership exercised control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner was an affiliated public partnership.

At December 31, 2008, the carrying amount of noncontrolling interests in the joint venture was zero as the joint venture had been liquidated.  While the Joint Venture had been liquidated prior to the adoption of FASB ASC Topic 810-10, FASB ASC Topic 810-10 requires restrospective adoption of the presentation requirements; therefore, in periods for which minority interest is presented the historical balances previously classified as “Minority Interest” will be reclassified to the Partners’ (Deficiency) Capital section and presented as “Noncontrolling interest.”  Also, the historical balances previously classified as “Minority interest in net earnings of joint venture” will be reclassified and presented as a reduction of net income as “Net income attributable to noncontrolling interest.”

The table below presents the components of the net income attributable to the controlling interest for the nine months ended September 30, 2008:

Loss from continuing operations attributable
to controlling interest	$ (510)
Loss from discontinued operations attributable
to controlling interest	(3,789)
Gain on sale of discontinued operations attributable
to controlling interest	20,269
Net income attributable to controlling interest	$ 15,970

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

The Joint Venture had net income of approximately $12,406,000 for the nine months ended September 30, 2008. The minority partner’s share of net income for the nine months ended September 30, 2008 was approximately $2,299,000. However, the Partnership recognized approximately $1,055,000 of the minority partners’ share of net income for the nine months ended September 30, 2008 which was equal to previous unallocated losses and distributions of the minority partner. For the nine months ended September 30, 2008, the Joint Venture distributed approximately $6,904,000 of sales proceeds to its partners, of which approximately $1,208,000 was distributed  to the minority partner. At September 30, 2008, the minority partner’s share of the investment in Joint Venture was approximately $36,000. At December 31, 2008 the Joint Venture had been liquidated.

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

During the three months ended September 30, 2008, the Partnership incurred additional costs of approximately $16,000 associated with the sales of Brighton Crest Apartments and The Village Apartments. These additional costs are included as a decrease in gain from sale of discontinued operations for the three months ended September 30, 2008. The income from discontinued operations for the three months ended September 30, 2008 is the result of the reversal of approximately $36,000 of operating costs accrued at the time of the sales as a result of the actual costs being less than anticipated.

Note F – Mortgage Financing

On June 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Fairway Apartments. The second mortgage loan bears interest at a fixed rate of 6.36% per annum and requires monthly payments of principal and interest of approximately $24,000 beginning on August 1, 2008 through the January 1, 2021 maturity date, at which time a balloon payment of approximately $3,081,000 is due.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering The Fairway Apartments.  The modification includes a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $35,000, beginning August 1, 2008 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $4,163,000 is due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $52,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of both loans, the lenders required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carveout obligations of the Partnership with respect to the loans. In connection with the second mortgage, the Partnership incurred loan costs of approximately $89,000, of which approximately $53,000 was incurred as of September 30, 2008, which have been capitalized and are included in other assets.

Note G – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $9,400,000.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note I – Subsequent Event

In October 2009, the Partnership entered into a sale contract with a third party relating to the sale of its remaining investment property, The Fairway Apartments for approximately $11,750,000. The sale is projected to close during December 2009. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore continues to report the assets and liabilities of The Fairway Apartments as held for investment and its operations as continuing operations.

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

The Partnership's investment property consists of one apartment complex, The Fairway Apartments, located in Plano, Texas. The average occupancy of the property was 93% and 95% for the nine months ended September 30, 2009 and 2008, respectively.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2009 was approximately $160,000 and $413,000, respectively, compared with a net loss of approximately $120,000 for the three months ended September 30, 2008 and net income of approximately $17,214,000 for the nine months ended September 30, 2008.

The increase in net loss for the three months ended September 30, 2009 is due to a decrease in total revenues, an increase in total expenses and a decrease in income from discontinued operations, partially offset by a decrease in loss on sale of discontinued operations.  The increase in net loss for the nine months ended September 30, 2009 is primarily due to decreases in gain on sale of discontinued operations and total revenues, partially offset by decreases in total expenses and loss from discontinued operations.

The consolidated statements of operations for the three and nine months ended September 30, 2008 reflect the operations of Brighton Crest Apartments, which sold on June 10, 2008, and The Village Apartments, which sold on June 26, 2008, as loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2008 (in thousands):

	Nine Months Ended September 30, 2008
	Brighton Crest	The Village
	Apartments	Apartments	Total

Revenues	$ 1,154	$ 633	$ 1,787
Expenses	(1,397)	(833)	(2,230)
Loss on extinguishment of debt	(2,800)	(1,106)	(3,906)
Casualty gain	33	--	33
Loss from discontinued operations	$(3,010)	$(1,306)	$ (4,316)

During the three months ended September 30, 2008, the Partnership incurred additional costs of approximately $16,000 associated with the sales of Brighton Crest Apartments and The Village Apartments. These additional costs are included as a decrease in gain from sale of discontinued operations for the three months ended September 30, 2008. The income from discontinued operations for the three months ended September 30, 2008 is the result of the reversal of approximately $36,000 of operating costs accrued at the time of the sales as a result of the actual costs being less than anticipated.

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

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional casualty gain of approximately $5,000 during the nine months ended September 30, 2008, which is included in loss from discontinued operations.

In August 2007, Brighton Crest Apartments suffered water damage to two of its rental units. The estimated cost to repair the units was approximately $42,000.  Insurance proceeds of approximately $33,000 were received during the nine months ended September 30, 2008.  The Partnership recognized a casualty gain of approximately $28,000 as a result of the receipt of approximately $33,000 in insurance proceeds net of the write off of undepreciated assets of approximately $5,000 during the nine months ended Septmeber 30, 2008, which is included in loss from discontinued operations.

The Partnership recognized losses from continuing operations of approximately $160,000 and $413,000 for the three and nine months ended September 30, 2009, respectively, compared with losses from continuing operations of approximately $140,000 and $510,000 for the three and nine months ended September 30, 2008, respectively.  The increase in loss from continuing operations for the three months ended September 30, 2009 is due to a decrease in total revenues and an increase in total expenses.  The decrease in loss from continuing operations for the nine months ended September 30, 2009 is due to a decrease in total expenses partially offset by a decrease in total revenues.

Total revenues decreased for both the three and nine months ended September 30, 2009 due to a decrease in rental income.  Rental income decreased for the three months ended September 30, 2009 due to a decrease in the average rental rate at The Fairway Apartments for the comparable periods. Rental income decreased for the nine months ended September 30, 2009 due to a decrease in occupancy, partially offset by a slight increase in the average rental rate at The Fairway Apartments. Total revenues also decreased for the nine months ended September 30, 2009 due to a decrease in other income. Other income decreased for the nine month period due to a decrease in application and lease cancellation fees and utility reimbursements received from residents.

Total expenses increased for the three months ended September 30, 2009 due to increases in depreciation and property tax expenses, partially offset by decreases in general and administrative and operating expenses.  Total expenses decreased for the nine months ended September 30, 2009 due to decreases in general and administrative and operating expenses, partially offset by increases in depreciation and property tax expenses. Interest expense remained relatively constant for both the three and nine month periods. Interest expense remained relatively constant for the nine months ended September 30, 2009 as an increase in interest expense on the second mortgage encumbering The Fairway Apartments, which was obtained during June 2008, was offset by a decrease in interest on advances from an affiliate of the Managing General Partner as a result of the repayment of a substantial portion of such advances during the second quarter of 2008.  Depreciation expense increased for both periods primarily due to assets placed into service during the year which are now being depreciated.  Property tax expense increased for both periods due to an increase in the expected tax rate, partially offset by a decrease in the assessed value of The Fairway Apartments.  Operating expenses decreased for the three months ended September 30, 2009 due to a decrease in maintenance and administrative expenses, partially offset by an increase in advertising and insurance expenses.  Operating expenses decreased for the nine months ended September 30, 2009 due to a decrease in advertising, property, administrative and maintenance expenses, partially offset by an increase in insurance expense.  Advertising expense increased for the three months ended September 30, 2009 due to an increase in national web advertising, partially offset by a decrease in national print and periodical advertising.  Advertising expense decreased for the nine months ended September 30, 2009 due to a decrease in national print, periodical and web advertising.  Administrative expense decreased for the three months ended September 30, 2009 due to a decrease in credit card service fees and personnel costs.  Administrative expenses decreased for the nine months ended September 30, 2009 due to a decrease in professional fees, personnel costs and credit card service fees.  Insurance expense increased for both the three and nine months ended September 30, 2009 due to an increase in the cost of hazard insurance premiums.  Maintenance expense decreased for the three months ended September 30, 2009 due to the accrual of approximately $25,000 of clean up costs during the third quarter of 2008 for the estimated damages from Hurricane Ike. During the fourth quarter of 2008 this estimate was reversed as the actual clean up costs incurred were minimal. Maintenance expense decreased for the nine months ended September 30, 2009 due to a decrease in electrical supplies, HVAC supplies and clean up costs, as discussed above, partially offset by an increase in interior building improvements and painting supplies. Property expenses decreased for the nine months ended September 30, 2009 primarily due to a decrease in utility expenses.

In March 2008, The Fairway Apartments suffered fire damage to four rental units. The cost to repair the units was approximately $27,000 and was included in operating expenses during the year ended December 31, 2008. The Partnership received insurance proceeds of approximately $17,000, net of deductibles, during the nine months ended September 30, 2009. The insurance proceeds were recorded as a receivable as of December 31, 2008 and were also included as a reduction of operating expenses. No future insurance proceeds are expected.

In June 2009, The Fairways Apartments suffered wind and hail damage to several of its apartment buildings and the office building. A preliminary estimate of the cost to repair the damaged buildings is approximately $241,000. The Partnership currently anticipates that it will receive insurance proceeds to cover the repair costs and no loss will be recognized related to this casualty event.

General and administrative expenses decreased for the three months ended September 30, 2009 due to a decrease in audit expense, management reimbursements and Partnership administrative expenses, partially offset by an increase in tax preparation expense.  General and administrative expenses decreased for the nine months ended September 30, 2009 primarily due to decreases in management reimbursements as a result of the sale of two properties during June 2008 and costs associated with the modification of the existing mortgage encumbering The Fairway Apartments during June 2008.  Included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

The Joint Venture had net income of approximately $12,406,000 for the nine months ended September 30, 2008. The minority partner’s share of net income for the nine months ended September 30, 2008 was approximately $2,299,000. However, the Partnership recognized approximately $1,055,000 of the minority partners’ share of net income for the nine months ended September 30, 2008 which was equal to previous unallocated losses and distributions of the minority partner. For the nine months ended September 30, 2008, the Joint Venture distributed approximately $6,904,000 of sales proceeds to its partners, of which approximately $1,208,000 was distributed  to the minority partner. At September 30, 2008, the minority partner’s share of the investment in Joint Venture was approximately $36,000. At December 31, 2008 the Joint Venture had been liquidated.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $62,000 compared with approximately $267,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $205,000 since December 31, 2008 due to approximately $364,000 of cash used in investing activities, partially offset by approximately $112,000 and $47,000 of cash provided by operating and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by payments on advances from an affiliate of the Managing General Partner and principal payments made on the mortgages encumbering the Partnership’s investment property.

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

The Fairway Apartments

During the nine months ended September 30, 2009 the Partnership completed approximately $309,000 of capital improvements at The Fairway Apartments consisting primarily of appliance, floor and wall covering replacements, kitchen and bath upgrades, sidewalk and asphalt replacements, and structural and electrical improvements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances, and Partnership reserves.  To the extent that such capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Fairway Apartments consists of a first mortgage of approximately $5,062,000 and a second mortgage of approximately $3,848,000 both of which mature on January 1, 2021, at which time balloon payments of approximately $4,163,000 and $3,081,000, respectively, are due.

On June 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Fairway Apartments. The second mortgage loan bears interest at a fixed rate of 6.36% per annum and requires monthly payments of principal and interest of approximately $24,000 beginning on August 1, 2008 through the January 1, 2021 maturity date, at which time a balloon payment of approximately $3,081,000 is due.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering The Fairway Apartments.  The modification includes a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $35,000, beginning August 1, 2008 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $4,163,000 is due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $52,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of both loans, the lenders required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carveout obligations of the Partnership with respect to the loans. In connection with the second mortgage, the Partnership incurred loan costs of approximately $89,000, of which approximately $53,000 was incurred as of September 30, 2008, which have been capitalized and are included in other assets.

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data).

	Nine Months Ended	Per Limited	Nine Months Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2009	Unit	2008	Unit

Sale (1)	$ --	$ --	$ 4,406	$150.64
Sale (2)	215	7.33	--	--
Financing (3)	--	--	3,590	122.73
	$ 215	$ 7.33	$ 7,996	$273.37

(1)   Sale proceeds from the 2008 sale of Brighton Crest Apartments and The Village.

(2)   Distribution attributed to all partners during 2009 from the 2008 payment of Georgia withholding taxes paid on behalf of all partners in connection with the 2008 sale of Brighton Crest Apartments.

(3)   Financing proceeds from the 2008 second mortgage obtained on The Fairway Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings, and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit additional distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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

10 WW             Purchase and Sale Contract between The New Fairways, L.P., a Delaware limited partnership, and Landbanc Capital, Inc., an Arizona corporation, dated October 19, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 19, 2009.)

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