Form 10-K
period 2009-12-31
DAVIDSON GROWTH PLUS LP
filed 2010-03-31
CIK 795757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

In October 2009, the Partnership entered into a sale contract with a third party relating to the sale of its remaining investment property, The Fairway Apartments for $11,750,000. During the fourth quarter of 2009, the sale contract was amended and the sale price was reduced to $11,650,000. The Partnership determined that the held for sale criteria were met at December 31, 2009 and therefore the Partnership is reporting the assets and liabilities of The Fairway Apartments as held for sale at December 31, 2009 and 2008 and its operations as discontinued operations for the years ended December 31, 2009 and 2008.

On February 26, 2010, the Partnership sold The Fairway Apartments, its sole investment property, to a third party for a total sales price of $11,650,000. The net proceeds realized by the Partnership were approximately $2,569,000 after payment of closing costs of approximately $214,000 and the assumption of the first and second mortgages encumbering the property of approximately $8,867,000 by the buyer. The Partnership used approximately $445,000 to repay amounts owed to affiliates of the Managing General Partner. The Partnership anticipates recognizing a gain, during the first quarter of 2010, of approximately $5,075,000 as a result of the sale. In addition, the Partnership anticipates recognizing a loss on extinguishment of debt, during the first quarter of 2010, of approximately $126,000 as a result of the write off of unamortized loan costs. As a result of the sale of its sole investment property, the Partnership expects to liquidate by December 31, 2010.

Subsequent to December 31, 2009, the Partnership distributed approximately $1,277,000 to the limited partners or $45.00 per limited partnership unit from proceeds from the February 2010 sale of The Fairway Apartments.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

The Fairway	$12,841	$6,556	5-30 yrs	S/L	$7,232
Apartments

See "Note A" of the financial statements included in "Item 8. Financial Statements and Supplementary Data" for the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
The Fairway
Apartments
1st mortgage	$ 5,049	7.27%	20 years	01/01/21	$ 4,163
2nd mortgage	3,836	6.36%	20 years	01/01/21	3,081

Total	$ 8,885				$ 7,244

(1)   Fixed rate mortgages.

(2)   See "Item 8. Financial Statements and Supplementary Data - Note B" for information with respect to the Partnership’s ability to prepay the loans and other details about the loans.

On June 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Fairway Apartments. The second mortgage loan bears interest at a fixed rate of 6.36% per annum and requires monthly payments of principal and interest of approximately $24,000 beginning on August 1, 2008 through the January 1, 2021 maturity date, at which time a balloon payment of approximately $3,081,000 is due. The Partnership may prepay the second mortgage loan subject to a prepayment penalty. In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering The Fairway Apartments. The modification includes a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $35,000, beginning August 1, 2008 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $4,163,000 was due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $52,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty. As a condition of both loans, the lenders required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carveout obligations of the Partnership with respect to the loans. In connection with the second mortgage the Partnership incurred loan costs of approximately $89,000 which have been capitalized and are included in other assets. In connection with the sale of The Fairway Apartments in February 2010 both of the mortgage loans were assumed by the buyer.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for the property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2009	2008	2009	2008

The Fairway Apartments	$8,678	$8,719	94%	95%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2009 for the property were as follows:

	2009	2009
	Taxes	Rate
	(in thousands)

The Fairway Apartments	$211	2.15%

Capital Improvements

The Fairway Apartments

During the year ended December 31, 2009 the Partnership completed approximately $516,000 of capital improvements at The Fairway Apartments consisting primarily of appliance and floor covering replacements, kitchen and bath upgrades, sidewalk and asphalt replacement and structural and electrical upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership has no material commitments for property improvements and replacements. The Partnership sold The Fairway Apartments on February 26, 2010.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 28,371.75 Limited Partnership Units (the "Units") aggregating $28,376,000.  As of December 31, 2009, there were 1,107 holders of record owning an aggregate of 28,371.75 Units.  Affiliates of the Managing General Partner owned 17,824 Units or 62.82% at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data).

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Sale(1)	$ --	$ --	$ 4,406	$150.64
Sale(2)	215	7.33	--	--
Financing (3)	--	--	3,590	122.73
	$ 215	$ 7.33	$ 7,996	$273.37

(1)   Sale proceeds from the 2008 sales of Brighton Crest Apartments and The Village.

(2)   Distribution attributed to all partners during 2009 from the 2008 payment of Georgia withholding taxes paid on behalf of all partners in connection with the 2008 sale of Brighton Crest Apartments.

(3)   Financing proceeds from the 2008 second mortgage obtained on The Fairway Apartments.

Subsequent to December 31, 2009, the Partnership distributed approximately $1,277,000 to the limited partners or $45.00 per limited partnership unit from proceeds from the February 2010 sale of The Fairway Apartments.

Future cash distributions will depend on the levels of cash generated from operations in 2010 and the February 2010 sale of the Partnership’s remaining investment property after consideration of expenses to be incurred associated with the anticipated liquidation of the Partnership during 2010. The Partnership’s cash available for distribution will be reviewed on a quarterly basis.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 Units in the Partnership representing 62.82% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2009 was approximately $520,000 compared with net income of approximately $15,829,000 for the year ended December 31, 2008.

The decrease in net income for the year ended December 31, 2009 is due primarily to a decrease in gain on sale of discontinued operations and to a lesser extent a decrease in casualty gain, partially offset by a decrease in loss from discontinued operations.

The consolidated statements of discontinued operations for the years ended December 31, 2009 and 2008 reflect the operations of The Fairway Apartments as loss from discontinued operations and the balance sheets as of December 31, 2009 and 2008 reflect the assets and liabilities as held for sale as a result of the Partnership determining that the held for sale criteria were met at December 31, 2009. The consolidated statements of discontinued operations for the year ended December 31, 2008 also reflect the operations of Brighton Crest Apartments, which sold on June 10, 2008, and The Village Apartments, which sold on June 26, 2008, as loss from discontinued operations.

On February 26, 2010, the Partnership sold The Fairway Apartments, its sole investment property, to a third party for a total sales price of $11,650,000. The net proceeds realized by the Partnership were approximately $2,569,000 after payment of closing costs of approximately $214,000 and the assumption of the first and second mortgages encumbering the property of approximately $8,867,000 by the buyer. The Partnership used approximately $445,000 to repay amounts owed to affiliates of the Managing General Partner. The Partnership anticipates recognizing a gain, during the first quarter of 2010, of approximately $5,075,000 as a result of the sale. In addition, the Partnership anticipates recognizing a loss on extinguishment of debt, during the first quarter of 2010, of approximately $126,000 as a result of the write off of unamortized loan costs. As a result of the sale of its sole investment property, the Partnership expects to liquidate by December 31, 2010.

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

The following tables present summarized results of operations related to the Partnership’s discontinued operations for year ended December 31, 2009 and 2008 (in thousands):

Year Ended December 31, 2009
The Fairway
	Apartments	Other	Total

Revenues	$ 2,353	$ 8	$ 2,361
Expenses	(2,750)	(131)	(2,881)
Loss from discontinued operations	$ (397)	$ (123)	$ (520)

	Year Ended December 31, 2008
		Brighton
	The Fairway	Crest	The Village
	Apartments	Apartments	Apartments	Other	Total

Revenues	$ 2,393	$ 1,155	$ 633	$ 6	$ 4,187
Expenses	(2,777)	(1,386)	(837)	(257)	(5,257)
Loss on extinguishment
of debt	--	(2,800)	(1,106)	--	(3,906)
Casualty gain	--	33	--	--	33
Loss from discontinued
operations	$ (384)	$(2,998)	$(1,310)	$ (251)	$(4,943)

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the years ended December 31, 2008 and 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional casualty gain of approximately $5,000 during the year ended December 31, 2008.

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

The Partnership recognized losses from discontinued operations of approximately $520,000 and $4,943,000 for the years ended December 31, 2009 and 2008, respectively.  The decrease in loss from discontinued operations for the year ended December 31, 2009 is due to a decrease in total expenses, partially offset by a decrease in total revenues. Total expenses and total revenues decreased for the year ended December 31, 2009 as a result of the sales of Brighton Crest Apartments and The Village Apartments in June 2008 (as discussed above). The Partnership’s remaining investment property, The Fairways Apartments, had a loss from discontinued operations of approximately $397,000 and $384,000 for the years ended December 31, 2009 and 2008, respectively.

Total revenues for The Fairways Apartments decreased for the year ended December 31, 2009 due to a decrease in rental income, partially offset by a slight increase in other income.  Rental income decreased due to decreases in occupancy and the average rental rate at The Fairway Apartments. Other income increased due to an increase in trash fees received from residents as part of a new revenue program implemented in July 2009, partially offset by a decrease in lease cancellation fees and application fees due to a lower apartment turnover rate during 2009.

Total expenses for The Fairways Apartments decreased for the year ended December 31, 2009 due to a decrease in operating expense, partially offset by an increase in depreciation expense.  Interest and property tax expenses remained relatively constant for the comparable periods.  Operating expense decreased due to decreases in advertising, property, property administrative and maintenance expenses, partially offset by an increase in insurance expense.  Advertising expense decreased due to an increase in web based advertising versus print advertising which was determined to be more expensive and a less effective marketing tool.  Property expense decreased due to decreases in utility costs and salaries and related benefits. Administrative expense decreased due to decreases in credit card service fees, professional fees, legal fees and personnel costs.  Maintenance expenses decreased due to decreases in electrical supplies and repair costs associated with a fire in March 2008, partially offset by an increase in interior building improvements.  Insurance expense increased due to an increase in the cost of hazard insurance premiums.  Depreciation expense increased primarily due to assets placed into service during the year which are now being depreciated.

In March 2008, The Fairway Apartments suffered fire damage to four rental units. The cost to repair the units was approximately $27,000 and was included in operating expenses during the year ended December 31, 2008. The Partnership received insurance proceeds of approximately $17,000, net of deductibles, during the year ended December 31, 2009. The insurance proceeds were recorded as a receivable as of December 31, 2008 and were also included as a reduction of operating expenses. No future insurance proceeds are expected.

In June 2009, The Fairways Apartments suffered wind and hail damage to several of its apartment buildings and the office building. The cost to repair the damaged buildings is approximately $217,000. Subsequent to December 31, 2009 the Partnership received insurance proceeds of approximately $129,000 and anticipates receiving an additional $82,000 of insurance proceeds. The total expected insurance proceeds are expected to cover the repair costs and no loss will be recognized related to this casualty event.

General and administrative expenses decreased for the year ended December 31, 2009 primarily due to decreases in management reimbursements as a result of a decrease in the reimbursement costs, the sale of two properties during June 2008 and costs associated with the modification of the existing mortgage encumbering The Fairway Apartments during June 2008.  Included in general and administrative expenses for the years ended December 31, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership owned an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operated Brighton Crest Apartments and was sold on June 10, 2008. The Partnership exercised control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The noncontrolling partner was an affiliated public partnership.

As a result of the use of the equity method of accounting for the noncontrolling partner's investment in the joint venture, the noncontrolling interest had been reduced to zero in prior periods. When the Joint Venture made distributions in excess of the noncontrolling partner's investment balance, the Partnership, as the controlling partner, recorded a charge equal to the noncontrolling partner's excess distribution over the investment balance. This charge would be classified as distributions to the noncontrolling interest partner in excess of investment on the consolidated statements of operations. Losses were allocated to the noncontrolling partner to the extent they did not create a noncontrolling deficit, in which case the Partnership recognized 100% of the losses in operating income. The Partnership would recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the noncontrolling partner had previously reduced its investment balance to zero in prior years.

The Joint Venture had net income of approximately $12,392,000 for the year ended December 31, 2008. The noncontrolling partner’s share of net income for the year ended December 31, 2008 was approximately $2,299,000. However, the Partnership recognized approximately $1,055,000 of the noncontrolling partners’ share of net income for the year ended December 31, 2008 which was equal to previous unallocated losses and distributions of the noncontrolling partner. For the year ended December 31, 2008, the Joint Venture distributed approximately $7,108,000 of sale proceeds to its partners, of which approximately $1,244,000 was distributed to the noncontrolling partner. At December 31, 2008 the Joint Venture had been liquidated.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $43,000 compared with approximately $267,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $224,000 since December 31, 2008 due to approximately $568,000 of cash used in investing activities, partially offset by approximately $277,000 and $67,000 of cash provided by operating and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by payments on advances from an affiliate of the Managing General Partner and principal payments made on the mortgages encumbering the Partnership’s investment property.

During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $215,000 to pay operating expenses and capital improvements at The Fairways Apartments. During the year ended December 31, 2008, approximately $867,000 was advanced to the Partnership to pay operational expenses and capital improvements for all three investment properties. During the years ended December 31, 2009 and 2008, the Partnership repaid AIMCO Properties, L.P. approximately $60,000 and $5,172,000, respectively, which included approximately $1,000 and $684,000 of accrued interest, respectively. Interest on the advances was charged at prime plus 1% (4.25% at December 31, 2009). Interest expense on the advances was approximately $3,000 and $151,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, the amount of outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $158,000 and is included in due to affiliates. There were no advances or accrued interest owed at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, approximately $277,000 was advanced to the Partnership to pay property taxes and operating expenses at The Fairway Apartments. In addition, the Partnership repaid approximately $445,000 of principal and accrued interest subsequent to December 31, 2009 with proceeds from the February 2010 sale of The Fairways Apartments.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering The Fairway Apartments consists of a first mortgage of approximately $5,049,000 and a second mortgage of approximately $3,836,000 both of which were to mature on January 1, 2021, at which time balloon payments of approximately $4,163,000 and $3,081,000, respectively, were due. In connection with the sale of The Fairways Apartments in February 2010 both the first and second mortgages were assumed by the buyer.

On June 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Fairway Apartments. The second mortgage loan bears interest at a fixed rate of 6.36% per annum and requires monthly payments of principal and interest of approximately $24,000 beginning on August 1, 2008 through the January 1, 2021 maturity date, at which time a balloon payment of approximately $3,081,000 was due. The Partnership may prepay the second mortgage loan subject to a prepayment penalty. In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering The Fairway Apartments. The modification includes a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $35,000, beginning August 1, 2008 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $4,163,000 was due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $52,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty. As a condition of both loans, the lenders required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carveout obligations of the Partnership with respect to the loans. In connection with the second mortgage the Partnership incurred loan costs of approximately $89,000 which have been capitalized and are included in other assets.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data).

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Sale(1)	$ --	$ --	$ 4,406	$150.64
Sale(2)	215	7.33	--	--
Financing (3)	--	--	3,590	122.73
	$ 215	$ 7.33	$ 7,996	$273.37

(1)   Sale proceeds from the 2008 sales of Brighton Crest Apartments and The Village.

(2)   Distribution attributed to all partners during 2009 from the 2008 payment of Georgia withholding taxes paid on behalf of all partners in connection with the 2008 sale of Brighton Crest Apartments.

(3)   Financing proceeds from the 2008 second mortgage obtained on The Fairway Apartments.

Subsequent to December 31, 2009, the Partnership distributed approximately $1,277,000 to the limited partners or $45.00 per limited partnership unit from proceeds from the February 2010 sale of The Fairway Apartments.

Future cash distributions will depend on the levels of cash generated from operations in 2010 and the February 2010 sale of the Partnership’s remaining investment property after consideration of expenses to be incurred associated with the anticipated liquidation of the Partnership during 2010. The Partnership’s cash available for distribution will be reviewed on a quarterly basis.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property. These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

Item 8.     Financial Statements and Supplementary Data

DAVIDSON GROWTH PLUS, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2009 and 2008

      Consolidated Statements of Discontinued Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

      Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Growth Plus, L.P.

We have audited the accompanying consolidated balance sheets of Davidson Growth Plus, L.P. as of December 31, 2009 and 2008, and the related consolidated statements of discontinued operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note I to the financial statements, the Partnership sold its sole investment property in 2010. The Partnership plans to liquidate by December 31, 2010. This condition raises substantial doubt about the Partnership’s ability to continue as a going concern. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Partnership’s plans to liquidate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Growth Plus, L.P. at December 31, 2009 and 2008, and the consolidated results of its discontinued operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 31, 2010

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2009	2008
Assets held for sale:
Cash and cash equivalents	$ 43	$ 267
Receivables and deposits	68	276
Other assets	159	179
Investment property (Notes B and E):
Land	2,212	2,212
Buildings and related personal property	10,629	10,113
	12,841	12,325
Less accumulated depreciation	(6,556)	(5,793)
	6,285	6,532
	$ 6,555	$ 7,254

Liabilities and Partners' Deficit
Liabilities related to assets held for sale:
Accounts payable	$ 62	$ 140
Tenant security deposit liabilities	38	39
Accrued property taxes	211	213
Other liabilities	127	86
Due to affiliates (Note D)	165	--
Mortgage notes payable (Note B)	8,885	8,974
	9,488	9,452

Partners' Deficit
General partners	(906)	(883)
Limited partners (28,371.75 units issued and
outstanding)	(2,027)	(1,315)
	(2,933)	(2,198)
	$ 6,555	$ 7,254

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008

Income (loss) from continuing operations	$ --	$ --
Income (loss) from discontinued operations
Revenues:
Rental income	2,072	3,722
Other income	289	465
Total revenues	2,361	4,187

Expenses:
Operating	1,142	2,223
General and administrative	131	257
Depreciation	763	1,198
Interest	634	1,207
Property taxes	211	372
Loss on extinguishment of debt (Note H)	--	3,906
Total expenses	2,881	9,163

Casualty gain	--	33
Loss from discontinued operations (Notes A & H)	(520)	(4,943)
Gain on sale of discontinued operations (Note H)	--	22,016
Net (loss) income (Note C)	(520)	17,073

Less net income attributable to noncontrolling
interest in joint venture (Note F)	--	1,244

Net (loss) income attributable to Davidson Growth
Plus, L.P.	$ (520)	$ 15,829

Net (loss) income allocated to general
partners of Davidson Growth Plus, L.P. (3%)	$ (16)	$ 475
Net (loss) income allocated to limited
partners of Davidson Growth Plus, L.P. (97%)	(504)	15,354
	$ (520)	$ 15,829
Per limited partnership unit:
Loss from discontinued operations	$ (17.76)	$(169.00)
Gain on sale of discontinued operations	--	752.70
	(17.76)	583.70

Less net income attributable to non-controlling
interest in joint venture	--	42.52

Net (loss) income attributable to Davidson Growth
Plus, L.P. per limited partnership unit	$ (17.76)	$ 541.18

Distributions per limited partnership unit	$ 7.33	$ 273.37

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	28,371.75	$ 1	$28,376	$ 28,377

Partners' deficit at
December 31, 2007	28,371.75	$(1,118)	$(8,913)	$(10,031)

Distributions to partners	--	(240)	(7,756)	(7,996)

Net income for the year ended
December 31, 2008	--	475	15,354	15,829

Partners' deficit at
December 31, 2008	28,371.75	(883)	(1,315)	(2,198)

Distributions to partners	--	(7)	(208)	(215)

Net loss for the year ended
December 31, 2009	--	(16)	(504)	(520)

Partners’ deficit at
December 31, 2009	28,371.75	$ (906)	$ (2,027)	$ (2,933)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (520)	$ 17,073
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation	763	1,198
Casualty gain	--	(33)
Gain on sale of investment properties	--	(22,016)
Loss on extinguishment of debt	--	3,906
Amortization of loan costs	16	36
Change in accounts:
Receivables and deposits	(7)	(137)
Other assets	4	114
Accounts payable	(26)	(209)
Tenant security deposit liabilities	(1)	(85)
Accrued property taxes	(2)	32
Other liabilities	41	(263)
Due to affiliates	9	(567)
Net cash provided by (used in) operating activities	277	(951)

Cash flows from investing activities:
Net proceeds from sale of investment properties	--	30,375
Property improvements and replacements	(568)	(1,731)
Net withdrawals from restricted escrows	--	54
Insurance proceeds received	--	38
Net cash (used in) provided by investing activities	(568)	28,736

Cash flows from financing activities:
Payments on mortgage notes payable	(89)	(267)
Prepayment penalty paid	--	(3,369)
Repayments of mortgage notes payable	--	(14,930)
Loan costs paid	--	(89)
Proceeds from mortgage notes payable	--	3,900
Payments on advances from affiliate	(59)	(4,488)
Advances from affiliate	215	867
Distributions to noncontrolling partner	--	(1,244)
Distributions to partners	--	(7,996)
Net cash provided by (used in) financing activities	67	(27,616)

Net (decrease) increase in cash and cash equivalents	(224)	169
Cash and cash equivalents at beginning of period	267	98
Cash and cash equivalents at end of period	$ 43	$ 267

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 564	$ 1,824
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 5	$ 57

Distributions to partners of Georgia withholding taxes
included in receivables and deposits	$ 215	$ --

At December 31, 2007, approximately $367,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Principles of Consolidation

The financial statements of the Partnership include its 99% limited partnership interest in The New Fairways, LP and its 82.5% general partnership interest in Sterling Crest Joint Venture ("Sterling Crest") which operated Brighton Crest Apartments which was sold on June 10, 2008 (see Note H).  The Partnership exercised control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. Sterling Crest results of operations are included in the consolidated statement of operations and all intercompany balances have been eliminated. The minority partner was an affiliated public partnership.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Basis of Presentation

The consolidated statements of discontinued operations for the years ended December 31, 2009 and 2008 reflect the operations of The Fairway Apartments as loss from discontinued operations and the balance sheets as of December 31, 2009 and 2008 reflect the assets and liabilities as held for sale as a result of the Partnership determining that the held for sale criteria were met at December 31, 2009. The Fairway Apartments sold on February 26, 2010. See “Note I – Subsequent Events”.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

The consolidated statements of discontinued operations for the year ended December 31, 2008 also reflect the operations of Brighton Crest Apartments, which sold on June 10, 2008, and The Village Apartments, which sold on June 26, 2008, as loss from discontinued operations.

The following tables present summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2009 and 2008 (in thousands):

Year Ended December 31, 2009
The Fairway
	Apartments	Other	Total

Revenues	$ 2,353	$ 8	$ 2,361
Expenses	(2,750)	(131)	(2,881)
Loss from discontinued operations	$ (397)	$ (123)	$ (520)

	Year Ended December 31, 2008
		Brighton
	The Fairway	Crest	The Village
	Apartments	Apartments	Apartments	Other	Total

Revenues	$ 2,393	$ 1,155	$ 633	$ 6	$ 4,187
Expenses	(2,777)	(1,386)	(837)	(257)	(5,257)
Loss on extinguishment
of debt	--	(2,800)	(1,106)	--	(3,906)
Casualty gain	--	33	--	--	33
Loss from discontinued
operations	$ (384)	$(2,998)	$(1,310)	$ (251)	$(4,943)

Allocations to Partners

Net income (including that arising from the occurrence of sales or dispositions) and net losses of the Partnership and taxable income (loss) are allocated 97% to the limited partners and 3% to the general partners. Distributions of available cash from operations are allocated among the limited partners and the general partners in accordance with the limited partnership agreement.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the rental property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 30 years, and (2) personal property additions over 5 years.

Investment Property

Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the years ended December 31, 2009 and 2008, the Partnership did not capitalize any costs associated with interest, property taxes or operating costs. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ended December 31, 2009 and 2008.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $7,000 and $215,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $53,000 and $118,000 for the years ended December 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”,requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At December 31, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $9,366,000.

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

Deferred Costs

Loan costs of approximately $226,000, less accumulated amortization of approximately $97,000 and $81,000 at December 31, 2009 and 2008, respectively, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $16,000 and $36,000 for the years ended December 31, 2009 and 2008, respectively, and is included in interest expense.  Amortization expense is expected to be approximately $15,000 for the year 2010, approximately $14,000 for the years 2011 and 2012 and approximately $13,000 for the years 2013 and 2014.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2009	2008	Interest	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
The Fairway
Apartments
1st mortgage	$ 5,049	$ 5,096	$ 35	7.27%	01/01/21	$ 4,163
2nd mortgage	3,836	3,878	24	6.36%	01/01/21	3,081
Totals	$ 8,885	$ 8,974	$ 59			$ 7,244

On June 30, 2008, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Fairway Apartments. The second mortgage loan bears interest at a fixed rate of 6.36% per annum and requires monthly payments of principal and interest of approximately $24,000 beginning on August 1, 2008 through the January 1, 2021 maturity date, at which time a balloon payment of approximately $3,081,000 is due. The Partnership may prepay the second mortgage loan subject to a prepayment penalty. In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering The Fairway Apartments. The modification includes a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $35,000, beginning August 1, 2008 through the maturity date of January 1, 2021, at which time a balloon payment of approximately $4,163,000 is due.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 7.27% per annum and monthly payments of principal and interest of approximately $52,000 through the maturity date of January 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty. As a condition of both loans, the lenders required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carveout obligations of the Partnership with respect to the loans. In connection with the second mortgage the Partnership incurred loan costs of approximately $89,000 which have been capitalized and are included in other assets. In connection with the sale of The Fairways Apartments in February 2010 both the first and second mortgages were assumed by the buyer.

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (dollar amounts in thousands, except per unit data):

	2009	2008
Net (loss) income as reported	$ (520)	$17,073
Less net income attributable to noncontrolling
interest in joint venture	--	(1,244)
Net (loss) income attributable to Davidson Growth
Plus, L.P.	(520)	15,829
Add (deduct):
Depreciation differences	388	(143)
Unearned income	(89)	(46)
Gain on sale	--	(4,987)
Other	48	(288)

Federal taxable income (loss)	$ (173)	$10,365

Federal taxable income (loss) per
limited partnership unit	$ (2.65)	$354.37

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2009	2008
Net liabilities as reported	$ (2,933)	$ (2,198)
Land and buildings	(5,185)	891
Accumulated depreciation	6,132	(334)
Syndication and distribution costs	3,766	3,766
Other	(40)	3
Net assets - Federal tax basis	$ 1,740	$ 2,128

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $115,000 and $214,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $91,000 and $335,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expense, investment property, and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $53,000 and $224,000, respectively. As of December 31, 2009, the Partnership owed affiliates approximately $8,000 of accrued accountable administrative expenses, which is included in due to affiliates. There were no such fees owed at December 31, 2008.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. During the year ended December 31, 2008, approximately $44,000 in accrued subordinated management fees were paid from sale proceeds. No Partnership management fees were accrued or paid during the year ended December 31, 2009.  There were no subordinated management fees owed at December 31, 2009 or 2008.

During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $215,000 to pay operating expenses and capital improvements at The Fairways Apartments. During the year ended December 31, 2008, approximately $867,000 was advanced to the Partnership to pay operational expenses and capital improvements for all three investment properties. During the years ended December 31, 2009 and 2008, the Partnership repaid AIMCO Properties, L.P. approximately $60,000 and $5,172,000, respectively, which included approximately $1,000 and $684,000 of accrued interest, respectively. Interest on the advances was charged at prime plus 1% (4.25% at December 31, 2009). Interest expense on the advances was approximately $3,000 and $151,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, the amount of outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $158,000 and is included in due to affiliates. There were no advances or accrued interest owed at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, approximately $277,000 was advanced to the Partnership to pay property taxes and operating expenses at The Fairway Apartments. In addition, the Partnership repaid approximately $445,000 of principal and accrued interest subsequent to December 31, 2009 with proceeds from the February 2010 sale of The Fairways Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $53,000 and $69,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Fairway
Apartments	$ 8,885	$ 2,560	$ 3,883	$ 6,398

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
The Fairway
Apartments	$ 2,212	$10,629	$12,841	$ 6,556	1979	05/88	5-30

Reconciliation of "investment property and accumulated depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Property
Balance at beginning of year	$ 12,325	$ 34,488
Property improvements and replacements	516	1,421
Disposal of property	--	(23,584)
Balance at end of year	$ 12,841	$ 12,325

Accumulated Depreciation
Balance at beginning of year	$ 5,793	$ 19,978
Additions charged to expense	763	1,198
Disposal of property	--	(15,383)
Balance at end of year	$ 6,556	$ 5,793

The aggregate cost of investment property for Federal income tax purposes at December 31, 2009 and 2008, is approximately $7,656,000 and $13,215,000, respectively. Total accumulated depreciation for Federal income tax purposes at December 31, 2009 and 2008, is approximately $424,000 and $6,126,000, respectively.

In October 2009, the Partnership entered into a sale contract with a third party relating to the sale of its remaining investment property, The Fairway Apartments for $11,750,000. During the fourth quarter of 2009, the sale contract was amended and the sale price was reduced to $11,650,000. The Partnership determined that the held for sale criteria were met at December 31, 2009 and therefore the Partnership is reporting the assets and liabilities of The Fairway Apartments as held for sale at December 31, 2009 and 2008 and its operations as discontinued operations for the years ended December 31, 2009 and 2008.

On February 26, 2010, the Partnership sold The Fairway Apartments, its sole investment property, to a third party for a total sales price of $11,650,000. The net proceeds realized by the Partnership were approximately $2,569,000 after payment of closing costs of approximately $214,000 and the assumption of the first and second mortgages encumbering the property of approximately $8,867,000 by the buyer. The Partnership used approximately $445,000 to repay amounts owed to affiliates of the Managing General Partner. The Partnership anticipates recognizing a gain, during the first quarter of 2010, of approximately $5,075,000 as a result of the sale. In addition, the Partnership anticipates recognizing a loss on extinguishment of debt, during the first quarter of 2010, of approximately $126,000 as a result of the write off of unamortized loan costs. As a result of the sale of its sole investment property, the Partnership expects to liquidate by December 31, 2010.

Note F – Noncontrolling Interest in Joint Venture

The Partnership adopted the provisions of FASB ASC Topic 810-10, “Noncontrolling Interests”, effective January 1, 2009. FASB ASC Topic 810-10 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements. FASB ASC Topic 810-10 requires disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income and other comprehensive income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income. FASB ASC Topic 810-10 requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts, and in some instances, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated.

The Partnership owned an 82.5% general partner interest in the Sterling Crest Joint Venture ("Joint Venture") which operated Brighton Crest Apartments and was sold on June 10, 2008. The Partnership exercised control over the activities of the Joint Venture in accordance with the Joint Venture Agreement. The minority partner was an affiliated public partnership.

At December 31, 2008, the carrying amount of noncontrolling interests in the joint venture was zero as the joint venture had been liquidated.  While the Joint Venture had been liquidated prior to the adoption of FASB ASC Topic 810-10, FASB ASC Topic 810-10 requires restrospective adoption of the presentation requirements; therefore, in periods for which noncontrolling interest is presented the historical balances previously classified as “Minority Interest” will be reclassified to the Partners’ (Deficiency) Capital section and presented as “Noncontrolling interest.”  Also, the historical balances previously classified as “Minority interest in net earnings of joint venture” will be reclassified and presented as a reduction of net income as “Net income attributable to noncontrolling interest.”

The table below presents the components of the net income attributable to the controlling interest for the year ended December 31, 2008:

Loss from continuing operations attributable
to controlling interest	$ (635)
Loss from discontinued operations attributable
to controlling interest	(3,782)
Gain on sale of discontinued operations attributable
to controlling interest	20,246
Net income attributable to controlling interest	$ 15,829

As a result of the use of the equity method of accounting for the noncontrolling partner's investment in the joint venture, the noncontrolling interest had been reduced to zero in prior periods. When the Joint Venture made distributions in excess of the noncontrolling partner's investment balance, the Partnership, as the controlling partner, recorded a charge equal to the noncontrolling partner's excess distribution over the investment balance. This charge would be classified as distributions to the noncontrolling interest partner in excess of investment on the consolidated statements of operations. Losses were allocated to the noncontrolling partner to the extent they did not create a noncontrolling deficit, in which case the Partnership recognized 100% of the losses in operating income. The Partnership would recognize 100% of future net income of the Joint Venture to the extent of previously unallocated losses and distributions. Distributions to the noncontrolling partner had previously reduced its investment balance to zero in prior years.

The Joint Venture had net income of approximately $12,392,000 for the year ended December 31, 2008. The noncontrolling partner’s share of net income for the year ended December 31, 2008 was approximately $2,299,000. However, the Partnership recognized approximately $1,055,000 of the noncontrolling partners’ share of net income for the year ended December 31, 2008 which was equal to previous unallocated losses and distributions of the noncontrolling partner. For the year ended December 31, 2008, the Joint Venture distributed approximately $7,108,000 of sale proceeds to its partners, of which approximately $1,244,000 was distributed to the noncontrolling partner. At December 31, 2008 the Joint Venture had been liquidated.

Note G – Casualty Events

In September 2007, Brighton Crest Apartments suffered fire damage to two of its rental units. The cost to repair the units was approximately $38,000. Insurance proceeds of approximately $5,000 and $20,000 were received during the years ended December 31, 2008 and 2007, respectively. The Partnership recognized a casualty gain of approximately $17,000 as a result of the receipt of approximately $20,000 in insurance proceeds net of the write off of undepreciated assets of approximately $3,000 during the year ended December 31, 2007.  The Partnership recognized an additional casualty gain of approximately $5,000 during the year ended December 31, 2008.

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

In March 2008, The Fairway Apartments suffered fire damage to four rental units. The cost to repair the units was approximately $27,000 and was included in operating expenses during the year ended December 31, 2008. The Partnership received insurance proceeds of approximately $17,000, net of deductibles, during the year ended December 31, 2009. The insurance proceeds were recorded as a receivable as of December 31, 2008 and were also included as a reduction of operating expenses. No future insurance proceeds are expected.

In June 2009, The Fairways Apartments suffered wind and hail damage to several of its apartment buildings and the office building. The cost to repair the damaged buildings is approximately $217,000. Subsequent to December 31, 2009 the Partnership received insurance proceeds of approximately $129,000 and anticipates receiving an additional $82,000 of insurance proceeds. The total expected insurance proceeds are expected to cover the repair costs and no loss will be recognized related to this casualty event.

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

Note I - Subsequent Events

On February 26, 2010, the Partnership sold The Fairway Apartments, its sole investment property, to a third party for a total sales price of $11,650,000. The net proceeds realized by the Partnership were approximately $2,569,000 after payment of closing costs of approximately $214,000 and the assumption of the first and second mortgages encumbering the property of approximately $8,867,000 by the buyer. The Partnership used approximately $445,000 to repay amounts owed to affiliates of the Managing General Partner. The Partnership anticipates recognizing a gain, during the first quarter of 2010, of approximately $5,075,000 as a result of the sale. In addition, the Partnership anticipates recognizing a loss on extinguishment of debt, during the first quarter of 2010, of approximately $126,000 as a result of the write off of unamortized loan costs. As a result of the sale of its sole investment property, the Partnership expects to liquidate by December 31, 2010.

Subsequent to December 31, 2009, the Partnership distributed approximately $1,277,000 to the limited partners or $45.00 per limited partnership unit from proceeds from the February 2010 sale of The Fairway Apartments.

Note J - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

Neither the directors nor the officers received any remuneration from the Partnership for the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2009.

Entity	Number of Units	Percentage

AIMCO Bethesda Holdings, Inc.	17,824	62.82%
(an affiliate of AIMCO)

AIMCO Bethesda Holdings, Inc. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

As of December 31, 2009, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Partnership’s Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $115,000 and $214,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $91,000 and $335,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expense, investment property, and gain on sale of discontinued operations. The portion of these reimbursements included in investment property, assets held for sale and gain on sale of discontinued operations for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $53,000 and $224,000, respectively. As of December 31, 2009, the Partnership owed affiliates approximately $8,000 of accrued accountable administrative expenses, which is included in due to affiliates. There were no such fees owed at December 31, 2008.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. During the year ended December 31, 2008, approximately $44,000 in accrued subordinated management fees were paid from sale proceeds. No Partnership management fees were accrued or paid during the year ended December 31, 2009. There were no subordinated management fees owed at December 31, 2009 or 2008.

During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $215,000 to pay operating expenses and capital improvements at The Fairways Apartments. During the year ended December 31, 2008, approximately $867,000 was advanced to the Partnership to pay operational expenses and capital improvements for all three investment properties. During the years ended December 31, 2009 and 2008, the Partnership repaid AIMCO Properties, L.P. approximately $60,000 and $5,172,000, respectively, which included approximately $1,000 and $684,000 of accrued interest, respectively. Interest on the advances was charged at prime plus 1% (4.25% at December 31, 2009). Interest expense on the advances was approximately $3,000 and $151,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, the amount of outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $158,000 and is included in due to affiliates. There were no advances or accrued interest owed at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, approximately $277,000 was advanced to the Partnership to pay property taxes and operating expenses at The Fairway Apartments. In addition, the Partnership repaid approximately $445,000 of principal and accrued interest subsequent to December 31, 2009 with proceeds from the February 2010 sale of The Fairways Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $53,000 and $69,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $39,000 and $60,000 for 2009 and 2008, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $23,000 for the years ending December 31, 2009 and 2008, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Discontinued Operations for the years ended December 31, 2009 and 2008.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

See Exhibit Index

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 31, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 31, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2010
Stephen B. Waters	Accounting

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

10 XX             First Amendment to Purchase and Sale Contract between The New Fairways, L.P., a Delaware limited partnership, and Landbanc Capital, Inc., an Arizona corporation, dated November 20, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 20, 2009).

10 YY             Second Amendment to Purchase and Sale Contract between The New Fairways, L.P., a Delaware limited partnership, and Landbanc Capital, Inc., an Arizona corporation, dated November 23, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 20, 2009).

10 ZZ             Third Amendment to Purchase and Sale Contract between The New Fairways, L.P., a Delaware limited partnership, and Landbanc Capital, Inc., an Arizona corporation, dated December 18, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 18, 2009).

10 AAA            Fourth Amendment to Purchase and Sale Contract between The New Fairways, L.P., a Delaware limited partnership, and Aragon 2009/Fairway LLC, a Texas limited liability company, dated January 28, 2010. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2010).

10 BBB            Fifth Amendment to Purchase and Sale Contract between The New Fairways, L.P., a Delaware limited partnership, and Aragon 2009/Fairway LLC, a Texas limited liability company, dated January 28, 2010. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 10, 2010).

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