Form 10-Q
period 2010-03-31
DAVIDSON GROWTH PLUS LP
filed 2010-05-14
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

March 31, 2010

Assets
Cash and cash equivalents	$ 822
Receivables	22
844

Liabilities
Accounts payable	60
Other liabilities	13
Estimated costs to liquidate (Note B)	60
133

Net assets in liquidation	$ 711

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED BALANCE SHEET

(Note)

(in thousands, except unit data)

December 31, 2009

Assets held for sale:
Cash and cash equivalents		$ 43
Receivables and deposits		68
Other assets		159
Investment property:
Land	$ 2,212
Buildings and related personal property	10,629
	12,841
Less accumulated depreciation	(6,556)	6,285
		$ 6,555

Liabilities and Partners' Deficit
Liabilities related to assets held for sale:
Accounts payable		$ 62
Tenant security deposit liabilities		38
Accrued property taxes		211
Other liabilities		127
Due to affiliates (Note C)		165
Mortgage notes payable		8,885
		9,488

Partners' Deficit
General partners		(906)
Limited partners (28,371.75 units issued and
outstanding)		(2,027)
		(2,933)
		$ 6,555

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended March 31,
	2010	2009

Income (loss) from continuing operations	$ --	$ --
Income (loss) from discontinued operations
Revenues:
Rental income	323	525
Other income	14	68
Total revenues	337	593

Expenses:
Operating	246	257
General and administrative	40	39
Depreciation	--	190
Interest	101	159
Property taxes	32	56
Loss on extinguishment of debt (Note D)	126	--
Total expenses	545	701

Casualty gain (Note E)	112	--
Loss from discontinued operations (Notes A & D)	(96)	(108)
Gain on sale of discontinued operations (Note D)	5,077	--
Net income (loss)	$ 4,981	$ (108)

Net income (loss) allocated to general
partners (3%)	$ 149	$ (3)
Net income (loss) allocated to limited
partners (97%)	4,832	(105)
	$ 4,981	$ (108)
Per limited partnership unit:
Loss from discontinued operations	$ (3.28)	$ (3.70)
Gain on sale of discontinued operations	173.59	--
	$ 170.31	$ (3.70)

Distributions per limited partnership unit	$ 45.00	$ 7.33

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	28,371.75	$ 1	$28,376	$28,377

Partners' deficit at
December 31, 2009	28,371.75	$ (906)	$(2,027)	$ (2,933)

Distributions to partners	--	--	(1,277)	(1,277)

Net income for the three months
ended March 31, 2010	--	149	4,832	4,981

Partners' (deficiency) capital
at March 31, 2010	28,371.75	$ (757)	$ 1,528	771

Adjustment to liquidation
basis (Notes A and B)				(60)

Net assets in liquidation at
March 31, 2010				$ 711

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 4,981	$ (108)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	--	190
Casualty gain	(112)	--
Gain on sale of investment property	(5,077)	--
Loss on extinguishment of debt	126	--
Amortization of loan costs	2	5
Change in accounts:
Receivables and deposits	46	18
Other assets	31	(69)
Accounts payable	(62)	86
Tenant security deposit liabilities	(38)	(1)
Accrued property taxes	(211)	(157)
Other liabilities	(114)	25
Due to affiliates	(10)	8
Net cash used in operating activities	(438)	(3)

Cash flows from investing activities:
Net proceeds from sale of investment property	2,569	--
Property improvements and replacements	(31)	(126)
Insurance proceeds received	129	--
Net cash provided by(used in) investing activities	2,667	(126)

Cash flows from financing activities:
Payments on mortgage notes payable	(18)	(16)
Repayment of advances from affiliate	(432)	--
Advances from affiliate	277	--
Distributions to partners	(1,277)	--
Net cash used in financing activities	(1,450)	(16)

Net increase (decrease) in cash and cash equivalents	779	(145)
Cash and cash equivalents at beginning of period	43	267
Cash and cash equivalents at end of period	$ 822	$ 122

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 152	$ 103
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ --	$ 11

Assumption of mortgage notes payable by the purchaser	$ 8,867	$ --

Distributions to partners of Georgia withholding taxes
included in receivables and deposits	$ --	$ 215

At December 31, 2009 and 2008, approximately $5,000 and $57,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of March 31, 2010, Davidson Growth Plus, L.P. (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Property”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at March 31, 2010 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the managing general partner’s estimates as of the date of the consolidated financial statements.

Davidson Growth Plus GP Corporation (the “Managing General Partner”) estimates that the liquidation process will be completed by December 31, 2010.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The accompanying consolidated statements of discontinued operations for the three months ended March 31, 2010 and 2009 reflect the operations of The Fairway Apartments as loss from discontinued operations as a result of the property’s sale to a third party on February 26, 2010 (as discussed in “Note D”).

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Note B – Adjustment to Liquidation Basis of Accounting

At March 31, 2010, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment of other assets and liabilities required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $60,000.

Note C – Transactions with Affiliated Parties

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $20,000 and $31,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $31,000 and $27,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expense, gain on sale of discontinued operations and investment property. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $13,000, respectively. As of December 31, 2009, the Partnership owed affiliates approximately $7,000 of accrued accountable administrative expenses, which is included in due to affiliates. There were no such fees owed at March 31, 2010.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. No Partnership management fees were earned or are payable for the three months ended March 31, 2010 and 2009.

During the three months ended March 31, 2010, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $277,000 to pay property taxes and operating expenses at The Fairways Apartments. During the three months ended March 31, 2009 there were no advances received. During the three months ended March 31, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $437,000 which included approximately $5,000 of accrued interest. Interest on the advances was charged at prime plus 1% (4.25% at March 31, 2010). Interest expense on the advances was approximately $2,000 for the three months ended March 31, 2010. There was no interest expense incurred for the three months ended March 31, 2009. There were no advances or accrued interest owed at March 31, 2010. At December 31, 2009, the amount of outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $158,000 and is included in due to affiliates. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Partnership was charged by AIMCO and its affiliates approximately $53,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009. No amounts were charged in 2010.

Note D – Disposition of Investment Property

On February 26, 2010, the Partnership sold The Fairway Apartments, its sole investment property, to a third party for a total sales price of $11,650,000. The net proceeds realized by the Partnership were approximately $2,569,000 after payment of closing costs of approximately $214,000 and the assumption of the first and second mortgages encumbering the property of approximately $8,867,000 by the buyer. The Partnership used approximately $445,000 to repay amounts owed to affiliates of the Managing General Partner. The Partnership recognized a gain during the first quarter of 2010 of approximately $5,077,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt, during the first quarter of 2010, of approximately $126,000 as a result of the write off of unamortized loan costs.

Note E – Casualty Event

In June 2009, The Fairways Apartments suffered wind and hail damage to several of its apartment buildings and the office building. The cost to repair the damaged buildings was approximately $217,000. During the three months ended March 31, 2010 the Partnership received insurance proceeds of approximately $129,000 and recognized a casualty gain of approximately $112,000 as a result of the receipt of insurance proceeds net of the write off of undepreciated assets of approximately $17,000.  The Partnership anticipates receiving an additional $82,000 of insurance proceeds during the second quarter of 2010. The total expected insurance proceeds are expected to cover the repair costs and no loss will be recognized related to this casualty event.

Note F – Distributions

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Three Months Ended	Partnership	Three Months Ended	Partnership
	March 31, 2010	Unit	March 31, 2009	Unit

Sale (1)	$ --	$ --	$ 215	$ 7.33
Sale (2)	1,277	45.00	--	--
	$ 1,277	$ 45.00	$ 215	$ 7.33

(1)            Distribution attributed to all partners during 2009 from the 2008 payment of Georgiawithholding taxes paid on behalf of all partners in connection with the 2008 sale of Brighton Crest Apartments.

(2)            Proceeds from the 2010 sale of The Fairway Apartments distributed to all limited partners.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of March 31, 2010, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, The Fairway Apartments, on February 26, 2010. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $4,981,000 for the three months ended March 31, 2010, compared to a net loss of approximately $108,000 for the three months ended March 31, 2009. The increase in net income is due to the gain from sale of discontinued operations in 2010, recognition of a casualty gain in 2010 and a decrease in total expenses, partially offset by a decrease in total revenues.

On February 26, 2010, the Partnership sold The Fairway Apartments, its sole investment property, to a third party for a total sales price of $11,650,000. The net proceeds realized by the Partnership were approximately $2,569,000 after payment of closing costs of approximately $214,000 and the assumption of the first and second mortgages encumbering the property of approximately $8,867,000 by the buyer. The Partnership used approximately $445,000 to repay amounts owed to affiliates of the Managing General Partner. The Partnership recognized a gain during the first quarter of 2010 of approximately $5,077,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt, during the first quarter of 2010, of approximately $126,000 as a result of the write off of unamortized loan costs.

In June 2009, The Fairways Apartments suffered wind and hail damage to several of its apartment buildings and the office building. The cost to repair the damaged buildings was approximately $217,000. During the three months ended March 31, 2010 the Partnership received insurance proceeds of approximately $129,000 and recognized a casualty gain of approximately $112,000 as a result of the receipt of insurance proceeds net of the write off of undepreciated assets of approximately $17,000. The Partnership anticipates receiving an additional $82,000 of insurance proceeds during the second quarter of 2010. The total expected insurance proceeds are expected to cover the repair costs and no loss will be recognized related to this casualty event.

Excluding the impact of the gain from sale of discontinued operations in 2010, the Partnership’s loss from discontinued operations for the three months ended March 31, 2010 was approximately $96,000, compared to a loss from discontinued operations of approximately $108,000 for the three months ended March 31, 2009. Excluding the loss on early extinguishment of debt and the casualty gain, the decrease in loss from discontinued operations is due to a decrease in total expenses partially offset by a decrease in total revenues.

Total revenues decreased due to decreases in both rental income and other income. Rental and other income decreased as a result of the sale of the Partnership’s only investment property on February 26, 2010. Total expenses decreased primarily due to a decrease in depreciation, interest and property tax expenses.  These expenses decreased as a result of the sale of the investment property as mentioned above. No depreciation expense was recorded during the three months ended March 31, 2010 as the investment property was classified as held for sale as of December 31, 2009.

Included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for both periods are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2010 due to the sale of its remaining investment property.

At March 31, 2010 the Partnership had cash and cash equivalents of approximately $822,000 compared to approximately $43,000 at December 31, 2009. Cash and cash equivalents increased approximately $779,000 due to approximately $2,667,000 of cash provided by investing activities, partially offset by approximately $1,450,000 and $438,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of proceeds from the sale of The Fairway Apartments and receipt of insurance proceeds, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership’s investment property, repayment of advances from an affiliate and payment of a distribution to the limited partners, partially offset by advances received from an affiliate.

During the three months ended March 31, 2010, the Partnership completed approximately $26,000 of capital improvements at The Fairway Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership sold The Fairway Apartments to a third party on February 26, 2010.

During the three months ended March 31, 2010, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $277,000 to pay property taxes and operating expenses at The Fairways Apartments. During the three months ended March 31, 2009 there were no advances received. During the three months ended March 31, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $437,000 which included approximately $5,000 of accrued interest. Interest on the advances was charged at prime plus 1% (4.25% at March 31, 2010). Interest expense on the advances was approximately $2,000 for the three months ended March 31, 2010. There was no interest expense incurred for the three months ended March 31, 2009. There were no advances or accrued interest owed at March 31, 2010. At December 31, 2009, the amount of outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $158,000 and is included in due to affiliates. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at March 31, 2010 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the Managing General Partner as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at March 31, 2010, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment of other assets and liabilities required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $60,000.

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands, except per unit data).

		Per Limited		Per Limited
	Three Months Ended	Partnership	Three Months Ended	Partnership
	March 31, 2010	Unit	March 31, 2009	Unit

Sale (1)	$ --	$ --	$ 215	$ 7.33
Sale (2)	1,277	45.00	--	--
	$ 1,277	$ 45.00	$ 215	$ 7.33

(1)    Distribution attributed to all partners during 2009 from the 2008 payment of Georgia withholding taxes paid on behalf of all partners in connection with the 2008 sale of Brighton Crest Apartments.

(2)    Proceeds from the 2010 sale of The Fairway Apartments distributed to all limited partners.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at March 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership would have recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property. These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might have adversely affected apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could have caused an impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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

10 BBB            Fifth Amendment to Purchase and Sale Contract between The New Fairways, L.P., a Delaware limited partnership, and Aragon 2009/Fairway LLC, a Texas limited liability company, dated February 10, 2010. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 10, 2010).

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