Form 10-Q
period 2010-09-30
DAVIDSON GROWTH PLUS LP
filed 2010-11-12
CIK 795757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

(Unaudited)

(in thousands)

September 30, 2010

Assets
Cash and cash equivalents	$ 716
Receivables	7
723

Liabilities
Estimated costs to liquidate (Note A)	10

Net assets in liquidation	$ 713

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Period From April 1, 2010 to September 30, 2010

Net assets in liquidation at April 1, 2010	$ 711

Collections from former properties	2

Insurance proceeds received	13

Write off of uncollectible receivables	(12)

Increase in accounts payable	(1)

Net assets in liquidation at September 30, 2010	$ 713

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

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months	Three Months	Nine Months
	Ended	Ended	Ended
	March 31,	September 30,	September 30,
	2010	2009	2009

Income (loss) from continuing operations	$ --	$ --	$ --
Income (loss) from discontinued operations
Revenues:
Rental income	323	522	1,546
Other income	14	69	198
Total revenues	337	591	1,744

Expenses:
Operating	246	317	851
General and administrative	40	32	99
Depreciation	--	191	572
Interest	101	158	475
Property taxes	32	53	160
Loss on early extinguishment of debt
(Note D)	126	--	--
Total expenses	545	751	2,157

Casualty gain (Note E)	112	--	--
Loss from discontinued operations
(Notes A & D)	(96)	(160)	(413)
Gain from sale of discontinued operations
(Note D)	5,077	--	--
Net income (loss)	$ 4,981	$ (160)	$ (413)

Net income (loss) allocated to general
partners (3%)	$ 149	$ (5)	$ (12)
Net income (loss) allocated to limited
partners (97%)	4,832	(155)	(401)
	$ 4,981	$ (160)	$ (413)

Per limited partnership unit:
Loss from discontinued operations	$ (3.28)	$ (5.46)	$(14.13)
Gain from sale of discontinued operations	173.59	--	--
	$ 170.31	$ (5.46)	$(14.13)

Distributions per limited partnership unit	$ 45.00	$ --	$ 7.33

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	28,371.75	$ 1	$28,376	$28,377

Partners' deficit at
December 31, 2009	28,371.75	$ (906)	$(2,027)	$(2,933)

Distributions to partners	--	--	(1,277)	(1,277)

Net income for the three months
ended March 31, 2010	--	149	4,832	4,981

Partners' (deficiency) capital
at March 31, 2010	28,371.75	$ (757)	$ 1,528	771

Adjustment to liquidation
basis (Notes A and B)				(60)

Net assets in liquidation at
March 31, 2010				$ 711

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON GROWTH PLUS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months	Nine Months
	Ended	Ended
	March 31,	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 4,981	$ (413)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	--	572
Casualty gain	(112)	--
Gain on sale of investment property	(5,077)	--
Loss on early extinguishment of debt	126	--
Amortization of loan costs	2	12
Change in accounts:
Receivables and deposits	46	9
Other assets	31	(20)
Accounts payable	(62)	(17)
Tenant security deposit liabilities	(38)	--
Accrued property taxes	(211)	(53)
Other liabilities	(114)	21
Due to affiliates	(10)	1
Net cash (used in) provided by operating
activities	(438)	112

Cash flows from investing activities:
Net proceeds from sale of investment property	2,569	--
Property improvements and replacements	(31)	(364)
Insurance proceeds received	129	--
Net cash provided by (used in) investing
activities	2,667	(364)

Cash flows from financing activities:
Payments on mortgage notes payable	(18)	(64)
Repayment of advances from affiliate	(432)	(59)
Advances from affiliate	277	170
Distributions to partners	(1,277)	--
Net cash (used in) provided by financing
activities	(1,450)	47

Net increase (decrease) in cash and cash equivalents	779	(205)
Cash and cash equivalents at beginning of period	43	267
Cash and cash equivalents at end of period	$ 822	$ 62

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 152	$ 411
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 2

Assumption of mortgage notes payable by the purchaser	$ 8,867	$ --

Distributions to partners of Georgia withholding taxes
included in receivables and deposits	$ --	$ 215

At December 31, 2009 and 2008, approximately $5,000 and $57,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2010 and the nine months ended September 30, 2009, respectively.

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

The accompanying consolidated statements of discontinued operations for the three months ended March 31, 2010 and the three and nine months ended September 30, 2009 reflect the operations of The Fairway Apartments as loss from discontinued operations as a result of the property’s sale to a third party on February 26, 2010 (as discussed in “Note D”).

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $20,000 and $86,000 for the three months ended March 31, 2010 and the nine months ended September 30, 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $31,000 and $51,000 for the three months ended March 31, 2010 and the nine months ended September 30, 2009, respectively, which is included in general and administrative expense, gain from sale of discontinued operations and investment property. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the three months ended March 31, 2010 and the nine months ended September 30, 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $21,000, respectively. As of December 31, 2009, the Partnership owed affiliates approximately $7,000 of accrued accountable administrative expenses, which is included in due to affiliates. There were no such amounts owed at September 30, 2010.

The Partnership Agreement provides for the Managing General Partner to receive a fee for managing the affairs of the Partnership. The fee is 2% of adjusted cash from operations as defined in the Partnership Agreement. Payment of this management fee is subordinated and is payable only after the Partnership has distributed to the limited partners adjusted cash from operations in any year equal to 10% of the limited partners adjusted invested capital, as defined in the Partnership Agreement, or upon the refinance or sale of a property in the Partnership. No Partnership management fees were earned or are payable for the nine months ended September 30, 2010 and 2009.

During the three months ended March 31, 2010, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $277,000 to pay property taxes and operating expenses at The Fairways Apartments. During the nine months ended September 30, 2009, the Partnership received approximately $170,000 of advances from the same affiliate to pay operating expenses at The Fairway Apartments. Interest on the advances was charged at prime plus 1%. Interest expense on the advances was approximately $2,000 for each of the three months ended March 31, 2010 and the nine months ended September 30, 2009. During the three months ended March 31, 2010 and the nine months ended September 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $437,000, which included approximately $5,000 of accrued interest, and approximately $60,000, which included approximately $1,000 of accrued interest, respectively. There were no advances or accrued interest owed at September 30, 2010 or March 31, 2010. At December 31, 2009, the amount of outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $158,000 and is included in due to affiliates. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Note D – Disposition of Investment Property

On February 26, 2010, the Partnership sold The Fairway Apartments, its sole investment property, to a third party for a total sales price of $11,650,000. The net proceeds realized by the Partnership were approximately $2,569,000 after payment of closing costs of approximately $214,000 and the assumption of the first and second mortgages encumbering the property of approximately $8,867,000 by the buyer. The Partnership used approximately $445,000 to repay amounts owed to affiliates of the Managing General Partner. The Partnership recognized a gain during the first quarter of 2010 of approximately $5,077,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt, during the first quarter of 2010, of approximately $126,000 as a result of the write off of unamortized loan costs.

Note E – Casualty Event

In June 2009, The Fairways Apartments suffered wind and hail damage to several of its apartment buildings and the office building. The cost to repair the damaged buildings was approximately $217,000. During the three months ended March 31, 2010 the Partnership received insurance proceeds of approximately $129,000 and recognized a casualty gain of approximately $112,000 as a result of the receipt of insurance proceeds net of the write off of undepreciated assets of approximately $17,000. During the second quarter of 2010, the Partnership received additional proceeds of approximately $13,000, which are included as an increase in net assets in liquidation for the period from April 1, 2010 through September 30, 2010. Subsequent to September 30, 2010, the Partnership received additional insurance proceeds of approximately $68,000 which will be recognized as an increase in net assets in liquidation during the fourth quarter of 2010.

Note F – Distributions

The Partnership distributed the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership
	September 30, 2010	Unit	September 30, 2009	Unit

Sale (1)	$ --	$ --	$ 215	$ 7.33
Sale (2)	1,277	45.00	--	--
	$ 1,277	$ 45.00	$ 215	$ 7.33

(1)            Distribution attributed to all partners during 2009 from the 2008 payment of Georgiawithholding taxes paid on behalf of all partners in connection with the 2008 sale of Brighton Crest Apartments.

(2)            Proceeds from the 2010 sale of The Fairway Apartments distributed to all limited partners.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

On February 26, 2010, the Partnership sold The Fairway Apartments, its sole investment property, to a third party for a total sales price of $11,650,000. The net proceeds realized by the Partnership were approximately $2,569,000 after payment of closing costs of approximately $214,000 and the assumption of the first and second mortgages encumbering the property of approximately $8,867,000 by the buyer. The Partnership used approximately $445,000 to repay amounts owed to affiliates of the Managing General Partner. The Partnership recognized a gain during the first quarter of 2010 of approximately $5,077,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt, during the first quarter of 2010, of approximately $126,000 as a result of the write off of unamortized loan costs.

In June 2009, The Fairways Apartments suffered wind and hail damage to several of its apartment buildings and the office building. The cost to repair the damaged buildings was approximately $217,000. During the three months ended March 31, 2010 the Partnership received insurance proceeds of approximately $129,000 and recognized a casualty gain of approximately $112,000 as a result of the receipt of insurance proceeds net of the write off of undepreciated assets of approximately $17,000. During the second quarter of 2010, the Partnership received additional proceeds of approximately $13,000, which are included as an increase in net assets in liquidation for the period from April 1, 2010 through September 30, 2010. Subsequent to September 30, 2010, the Partnership received additional insurance proceeds of approximately $68,000 which will be recognized as an increase in net assets in liquidation during the fourth quarter of 2010.

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

During the period from April 1, 2010 through September 30, 2010, net assets in liquidation remained relatively constant, as the receipt of additional insurance proceeds was offset by the write off of accounts receivable deemed to be uncollectible.

The statement of net assets in liquidation as of September 30, 2010 includes approximately $10,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2010. Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected liquidation period.

The Partnership distributed the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data).

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership
	September 30, 2010	Unit	September 30, 2009	Unit

Sale (1)	$ --	$ --	$ 215	$ 7.33
Sale (2)	1,277	45.00	--	--
	$ 1,277	$ 45.00	$ 215	$ 7.33

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

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 17,824 limited partnership units (the "Units") in the Partnership representing 62.82% of the outstanding Units at September 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated. The parties arbitrated four “on-call” claims and obtained defense verdicts on all four. Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

DAVIDSON GROWTH PLUS, L.P.

By: Davidson Growth Plus G.P. Corporation
Managing General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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

10 WW             Purchase and Sale Contract between The New Fairways, L.P., a Delaware limited partnership, and Landbanc Capital, Inc., an Arizona corporation, dated October 19, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 19, 2009).

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